Form 10-K
period 1993-12-31
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1994-03-16
CIK 836400

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
  (Mark One)

   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934 [FEE REQUIRED]
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM          TO
                                 COMMISSION FILE NUMBER: 1-10064

                            ------------------------

                       DR PEPPER/SEVEN-UP COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                           75-2233365
  (State or other jurisdiction of       (IRS Employer Identification
   incorporation or organization)                   No.)
       8144 WALNUT HILL LANE,                    75231-4372
           DALLAS, TEXAS                         (Zip Code)
  (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (214) 360-7000
                            ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                      NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                                 ON WHICH REGISTERED
- ---------------------------------------------------------  --------------------------------------------
    Common Stock, par value $.01 per share                           New York Stock Exchange
    Rights to Purchase Preferred Stock                               New York Stock Exchange

                            ------------------------

        Securities Registered Pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1994 was $1.5 billion.

    The number of shares of each class of common stock of the Registrant outstanding as of February 28, 1994 was as follows: 60,962,170 shares of Common Stock and no shares of Non-Voting Common Stock.

    The  following  documents are  incorporated by  reference into  this report:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1994, are incorporated by reference in Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        FORM 10-K ANNUAL REPORT -- 1993

                       DR PEPPER/SEVEN-UP COMPANIES, INC.

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I
Item 1.     Business.......................................................................................           3
Item 2.     Properties.....................................................................................           6
Item 3.     Legal Proceedings..............................................................................           6
Item 4.     Submission of Matters to a Vote of Security Holders............................................           8
                                                        PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters......................           9
Item 6.     Selected Financial Data........................................................................          10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          11
Item 8.     Financial Statements and Supplementary Data....................................................          15
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          15
                                                        PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          16
Item 11.    Executive Compensation.........................................................................          16
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          16
Item 13.    Certain Relationships and Related Transactions.................................................          16
                                                        PART IV
Item 14.    Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K..........          17

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Dr Pepper/Seven-Up Companies, Inc., a Delaware corporation, is a holding company organized in 1988 whose primary asset consists of all the common stock of Dr Pepper/Seven-Up Corporation, a Delaware corporation ("DP/7UP"). Unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Inc., together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. As used in this document, the term "DR PEPPER" refers only to the regular DR PEPPER product while the phrases "DR PEPPER brand" and "DR PEPPER brands" refer to the line of products consisting of DR PEPPER, Diet DR PEPPER, Caffeine Free DR PEPPER and Caffeine Free Diet DR PEPPER. As used in this document, the term "7UP" refers only to the regular 7UP product while the phrases "7UP brand" and "7UP brands" refer to the line of products consisting of 7UP, Diet 7UP, CHERRY 7UP and Diet CHERRY 7UP.

    The Holding Company was formed in 1988 to acquire Dr Pepper Company ("Dr Pepper") and The Seven-Up Company ("Seven-Up") in a leveraged buyout transaction sponsored by Prudential-Bache Interfunding, Inc., Prudential-Bache Capital Partners I, L.P. and management. On October 28, 1992, as part of the 1992 Recapitalization (as hereinafter defined), Seven-Up merged with and into Dr Pepper (the "Merger"). DP/7UP, the surviving company, is a direct operating subsidiary of the Holding Company.

1993 PUBLIC OFFERING

    In February 1993, the Company completed an initial public offering (the "Offering") of 23,600,402 shares (including 2,022,089 shares sold by a selling stockholder and certain selling warrantholders) of its Common Stock resulting in net proceeds to the Company of approximately $305.9 million. The net proceeds were used to redeem approximately $115.5 million of the accreted balance of the Holding Company's Discount Notes (as hereinafter defined), reduce borrowings of approximately $82.5 million under the Credit Agreement (as hereinafter defined) and redeem all of the outstanding exchangeable Senior Preferred Stock of the Holding Company.

1992 RECAPITALIZATION

    On October 28, 1992, the Company completed a recapitalization transaction (the "1992 Recapitalization") to reduce interest expense, retire preferred stock and reduce associated dividend requirements and effect the Merger. As part of the 1992 Recapitalization, the Company issued $656.5 million principal amount of its 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes") resulting in gross proceeds of $375.0 million. The Company also borrowed an aggregate of $816.0 million under a credit agreement (the "Credit Agreement") among DP/7UP (as the successor company in the Merger), the Holding Company, as guarantor, and certain lenders and agents named therein, which borrowings included (i) $775.0 million under a term loan facility (the "Term Loan Facility"), and (ii) $41.0 million under a $100.0 million revolving credit facility (the "Revolving Facility"). The proceeds of the borrowings and $169.9 million of cash on hand as of October 28, 1992, were used to effect the retirement of certain indebtedness and preferred stock.

    On December 28, 1993, the Company modified the Credit Agreement resulting in a reduction in interest rates of approximately 1 1/2%. The amended credit line is $675.0 million, consisting of a $525.0 million Term Loan Facility and a $150.0 million Revolving Facility.

PRINCIPAL PRODUCTS

    The Company, through DP/7UP, manufactures, markets, sells and distributes soft drink concentrates, extracts (the basic flavoring ingredients for soft drinks) and fountain syrups (concentrates or extracts with sweeteners and water added) to licensed bottlers primarily in the United States. The principal products of the Company are DR PEPPER, Diet DR PEPPER, Caffeine Free DR PEPPER,

Caffeine Free Diet DR PEPPER, 7UP, Diet 7UP, CHERRY 7UP, Diet CHERRY 7UP, WELCH's carbonated soft drinks and I.B.C. soft drinks. The Company is the third largest soft drink concentrate manufacturer in the United States, with retail sales of its products estimated to represent approximately 11.4%, or $5.6 billion, of the estimated $49.1 billion 1993 United States retail soft drink industry.

    DP/7UP is divided into five business units: Dr Pepper USA, Seven-Up USA, Foodservice, Premier Beverages, and International. Each unit has its own selling and marketing staff fully dedicated to expanding and enhancing its brands.

    Soft drinks constitute one of the largest consumer food and beverage categories in the United States. The industry is considered to be non-cyclical, as sales volume has grown in each of the past ten years. The Company's business, like the concentrate and extract segment of the soft drink industry overall, is characterized by low fixed asset investment, low working capital requirements, low labor intensity, and high gross margins, all of which enable the Company to devote significant resources to the marketing support of its brands. A major competitive advantage in the industry is strong trademark recognition. Formulated in 1885, DR PEPPER is the oldest nationally distributed soft drink brand in the United States. 7UP has been a market leader in the lemon-lime category of the soft drink industry for more than 60 years.

    In 1993, DR PEPPER brands accounted for an estimated 6.8% of the total domestic soft drink market, up from 6.4% in 1992. Since 1986, DR PEPPER has been the number one selling non-cola and, in 1993, became the fourth largest-selling soft drink in the United States. The estimated share of the total domestic soft drink market represented by DR PEPPER increased from 5.3% in 1992 to 5.6% in 1993.

    7UP brands represented an estimated 3.9% of the total domestic soft drink market in 1993, down from 4.0% in 1992. 7UP is a leader in the largest non-cola soft drink flavor category, lemon-lime, which is estimated to have accounted for 12.1% of the total 1993 domestic soft drink market. 7UP ranked as the eighth largest selling soft drink brand in 1993. 7UP is the second largest selling sugared lemon-lime brand and represents 23.8% of sales in the lemon-lime category. Diet 7UP is the number one diet lemon-lime soft drink with a 1993 share of 0.8% of the total domestic soft drink market and, in 1993, accounted for approximately 6.6% of the lemon-lime category sales volume.

    Dr Pepper USA represented 39.9% of the Company's 1993 net sales. Dr Pepper USA's net sales were up 7.9% in 1993 with unit sales of combined DR PEPPER brands growing at a significantly greater rate than the total domestic soft drink industry. This unit sells DR PEPPER brand concentrates to bottlers for further processing into bottle and can products that are distributed nationwide. The Company has been able to affiliate its DR PEPPER brands with what management believes are strong and aggressive bottlers.

    Seven-Up USA represented 30.5% of the Company's 1993 net sales. Seven-Up USA's net sales were up 3.4% in 1993 from 1992. This unit sells 7UP brand extracts to bottlers for further processing into bottle and can products that are distributed nationwide.

    The Foodservice Division accounted for 19.5% of the Company's 1993 net sales and was up 11.8% from 1992. This unit's brands, primarily DR PEPPER, have a significant presence in the fountain/ foodservice channel of the soft drink industry. The Company has been successful at securing foodservice distribution alongside products of both The Coca-Cola Company ("Coke") and PepsiCo, Inc. ("Pepsi"). Company brands are served in over 120,000, or approximately 16.0%, of the nation's foodservice outlets. Significant customers of the foodservice unit include McDonald's, Burger King, Taco Bell, 7-Eleven, Hardee's and Wendy's.

    The Company's Premier Beverages unit markets WELCH's carbonated soft drinks and markets and sells I.B.C. Root Beer and Cream Soda. Together, these brands represented 8.3% of the Company's 1993 net sales which were up 10.6% from 1992. These additional products permit the Company to offer a broad line of high-quality, non-cola options.

    The International unit accounted for 0.4% of the Company's net sales for 1993. At the end of 1993, the International unit had licensed bottlers to sell DR PEPPER brand products in 19 countries. In 1986, Pepsi acquired the rights to produce and market products under the 7UP trademark outside of the United States and its territories and possessions. See "Financial Information About Foreign and Domestic Operations and Export Sales".

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Substantially all of the raw materials used by the Company to manufacture its products are of a generic nature and are available from alternative suppliers. The Company does not anticipate any significant difficulties in securing adequate supplies of raw materials at acceptable prices in the future.

TRADEMARKS

    The trademarks under which the Company markets its soft drink products are registered in the U.S. Patent and Trademark Office. Registered trademarks are protected for 10 years and can be renewed indefinitely. The DR PEPPER trademark is also registered in 90 countries. Other than its license agreements with bottlers, the Company has no material existing trademark license agreements permitting the use of its trademarks in advertising. Strong trademark recognition is a major competitive advantage in the soft drink industry.

SEASONAL ASPECTS OF THE BUSINESS

    The Company's business is seasonal, with the second and third quarters accounting for the highest sales volume.

PRACTICES RELATING TO WORKING CAPITAL

    The Company has significant amounts of long-term debt consisting of bank borrowings and subordinated notes. Accordingly, the Company's financial position is highly leveraged and interest payments are significant.

DEPENDENCE ON SINGLE OR FEW CUSTOMERS

    During 1993, bottling companies owned by Pepsi accounted for 13.5% of the Company's 1993 net sales. The license agreements with such bottling companies are substantially similar to the Company's license agreements with its other bottlers.

BACKLOG OF ORDERS

    No material backlog of orders is maintained.

GOVERNMENT REGULATION

    The production and marketing of beverages are subject to the rules and regulations of the United States Food and Drug Administration ("FDA") and other federal, state and local health agencies. The FDA also regulates the labeling of containers.

COMPETITION

    The soft drink business is highly competitive. The principal methods of competition in the soft drink industry are advertising campaigns, promotions, pricing, packaging and new product development. The Company competes not only with other soft drink companies for consumer acceptance but also for shelf space in supermarkets and for maximum marketing focus by the Company's licensed bottlers, all of which also bottle other soft drink brands. The Company's soft drink products compete generally with all liquid refreshments, with numerous nationally-known soft drinks such as Coca-Cola and Pepsi-Cola, and with regional producers and "private label" soft drink suppliers.

SPONSORED RESEARCH AND DEVELOPMENT

    Research and development costs were relatively insignificant in years 1991, 1992 and 1993.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

    Compliance with statutory requirements regarding environmental quality has not had a material effect on the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES

    As of December 31, 1993, the Company (through DP/7UP) employed 952 persons, consisting of 340 individuals engaged in sales activities, 179 engaged in administrative activities, 115 engaged in financial activities, 176 engaged in production activities and 142 individuals engaged in marketing activities. No Company employees are represented by a union and the Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Dr Pepper's foreign operations generated less than 1% of the Company's net sales in years 1991, 1992 and 1993. Additionally, the Company does not expect foreign operations to be significant in the immediate future.

    Prior to the acquisition of Seven-Up in 1986, Philip Morris Incorporated sold the international franchise operations of Seven-Up to Pepsi. Accordingly, Pepsi holds the right to produce and sell soft drinks under the 7UP and certain associated trademarks internationally. The terms of this sale prohibit Seven-Up from distributing any of its soft drink products existing at the time of such transaction (other than I.B.C. Root Beer), as well as any products developed thereafter that are marketed under the 7UP trademark, outside of the United States and its territories and possessions.

ITEM 2. PROPERTIES

    The Company owns, through a wholly-owned subsidiary, a state-of-the-art facility in Overland, Missouri, where it manufactures concentrates, extracts and fountain syrups. This facility is the largest soft drink concentrate, extract and syrup plant in the continental United States and produces over 150 different flavor extracts, including concentrates and syrups for the domestic operations of Cadbury Schweppes plc. The Company manufactures all of its concentrates, extracts and fountain syrups in this facility. The Company does not own or lease any other facilities for the manufacture of concentrates, extracts or fountain syrups. The Company has developed a production contingency plan with another concentrate manufacturer to produce certain of the Company's products in the event that the Overland facility were rendered inoperative. The Overland facility has substantial additional capacity available with minimal capital expenditures required.

    The Company leases its Dallas headquarters office building, which presently covers approximately 175,000 square feet of space. Rental payments are currently $329,000 per month, subject to escalation at stated intervals in the future. The lease expires in 1998. The Company also leases a warehouse in Dallas covering approximately 73,000 square feet of space. Rental payments approximate $21,000 per month. The Company believes that its headquarters, warehouse and production facilities are sufficient to meet its needs.

ITEM 3. LEGAL PROCEEDINGS

CONTINGENCIES

    (A)  THE COCA-COLA COMPANY ("COKE") LITIGATION

    On February 26, 1992, Seven-Up filed a lawsuit in the 116th Judicial District Court, Dallas County, Texas (the "State Court Suit") against Coke alleging, among other things, tortious interference with Seven-Up's existing contractual relationships with those licensed 7UP bottlers who also bottle products of Coke, and unfair competition. Coke has answered Seven-Up's complaint and has denied the allegations contained therein. Subsequently, on July 22, 1992, Seven-Up filed a lawsuit against Coke in the United States District Court for the Northern District of Texas alleging false advertising under Section 43 of the Lanham Act. These suits, which are presently in the preliminary stages of discovery, request unspecified compensatory damages and punitive damages.

    On March 18, 1993, Coke filed counterclaims in the State Court Suit alleging, among other things, that Seven-Up had tortiously interfered with Coke's existing contractual relationships with those licensed bottlers of Coke who are also licensed to bottle Sprite products. Additionally, Coke has alleged that Seven-Up has unlawfully interfered with Coke's prospective formation of contracts with certain licensed bottlers of Coke to distribute Sprite products. Coke's counterclaim requests unspecified compensatory damages, punitive damages and injunctive relief. DP/7UP intends to vigorously contest these allegations, but is presently unable to predict the outcome of this lawsuit. The Company does not expect that the resolution of this matter will have a material adverse effect on the Company's operating results or financial condition.

    (B)  INTERNAL REVENUE SERVICE MATTER

    The Internal Revenue Service has completed its examination of Federal income tax returns of Dr Pepper and Seven-Up for the periods ended December 31, 1986, December 31, 1987 and May 19, 1988, and of the Company for the period ended December 31, 1988. The Company has been notified of proposed IRS adjustments disallowing certain deductions, including substantially all amortization of intangible assets related to the 1986 acquisitions of Dr Pepper and Seven-Up. If the adjustments are sustained, in whole or in part, the Company's net operating loss carryforwards for federal income tax purposes would be significantly reduced or eliminated. The Company is vigorously contesting the proposed adjustments. Management of the Company believes the ultimate resolution of the proposed adjustments will not have a material adverse effect on the Company's operating results or financial condition.

    (C)  SHAREHOLDER LITIGATION

    On September 3, 1993, Adele Brem, a purported holder of shares of Common Stock of the Company, filed a lawsuit relating to the adoption by the Company of a Stockholders' Rights Plan (the "Rights Plan") in Delaware Chancery Court. The complaint is filed individually on behalf of the plaintiff and purportedly on behalf of all holders of Common Stock (other than the individual defendants), and names the Company and each member of its Board of Directors as defendants. In the complaint, the plaintiff alleges, among other things, that in implementing the Rights Plan, the individual defendants have wrongfully misled the shareholders and the investing community regarding the purpose and effect of the Rights Plan, have violated their fiduciary duties owed to the plaintiffs and the class, have not and are not exercising proper and independent business judgment, have acted and are acting to the detriment of the Company and its public shareholders for their own personal benefit and have pursued a course of conduct designed to entrench themselves in their positions of control within the Company. The plaintiff seeks a judgment ordering, among other things, that defendants rescind the adoption of the Rights Plan, as well as unspecified damages, attorney's fees and other relief.

    On September 10, 1993, Terrence Pearman, a purported holder of shares of Common Stock of the Company, filed a second lawsuit relating to the adoption by the Company of the Rights Plan in Delaware Chancery Court against the Company and each member of the Board of Directors. The complaint is filed individually on behalf of the plaintiff and purportedly on behalf of all holders of Common Stock, and makes substantially the same allegations and seeks substantially the same relief as made and sought in the lawsuit brought by Adele Brem.

    The Company believes that these lawsuits are without merit and that, among other things, the individual defendants have not breached any fiduciary duties in adopting the Rights Plan and that the Rights Plan is fair and in the best interests of the Company and its shareholders.

    (D)  STEINER LITIGATION

    Sidney J. Steiner, the landlord under the Company's former lease covering its former headquarters facilities at 5523 East Mockingbird Lane, Dallas, Texas and Harbord Midtown, a Texas partnership, filed suit against the Company in the 95th Judicial District Court, Dallas County, Texas, on May 25, 1988 in connection with the Company's move of its corporate headquarters. The landlord has alleged that the Company breached an oral agreement to lease space in a new office building the landlord planned to construct on such premises. The landlord seeks to recover $470,000 in architectural fees and other costs claimed to have been incurred as a result of such agreement and the landlord claims to have suffered $24 million in other damages as a result of the Company's alleged breach. Additionally, on October 12, 1989, the landlord amended its complaint in this cause of action to include allegations that the Company fraudulently misrepresented the existence of asbestos in the Company's former headquarters facilities, which were purchased by the landlord and leased back to the Company in 1985. The landlord claims damages in excess of $4 million related to these new allegations.

    The lawsuit was dismissed without prejudice pursuant to an Agreed Order Granting Joint Motion for Non-Suit on May 18, 1992. Subsequent to filing the lawsuit, Steiner sold the property and the claim in litigation to a third party, who in turn later sold the property and the claim to another party, who became a debtor in a bankruptcy proceeding. The trustee in bankruptcy sold the claim in the lawsuit to Canco Properties ("Canco"), San Antonio, Texas, who refiled the lawsuit on January 29, 1993. By letter dated September 21, 1993, Canco claimed that additional discovery and investigation resulted in an increase in estimated damages, and now estimates their damages to be over $31.5 million with punitive damages in excess of $50 million in the aggregate. The court has set a trial date of March 14, 1994.

    On December 4, 1990, Steiner filed a claim with the American Arbitration Association seeking compensation for damage allegedly caused by the Company to its former corporate headquarters building during the Company's occupancy of such building as tenant under a lease agreement with Steiner. This claim was subsequently sold in the same manner as described in the immediately preceding paragraph with respect to the litigation and is now owned by Canco. Canco presently seeks damages in connection with this claim in the amount of approximately $11.5 million as well as an unspecified amount of punitive damages and attorneys' fees. An arbitration hearing with respect to this claim began on November 8, 1993 in Dallas, Texas and is expected to conclude by the end of March 1994, after which a decision by the arbitrator will be forthcoming.

    The Company believes that the claim alleged in the lawsuit and arbitration are without merit and intends to vigorously contest these allegations. The decision of the arbitrator, however, is binding on the parties as to those matters addressed in the arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1993, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the New York Stock Exchange under the symbol "DPS" in February 1993. The high and low sales prices for the Company's Common Stock for each quarterly period within the two most recent fiscal years are as follows:

                                                                    HIGH        LOW
                                                                   -------    -------
Quarter ended March 31, 1993...................................... $17 5/8    $14 3/4
Quarter ended June 30, 1993.......................................  18 1/4     14 1/4
Quarter ended September 30, 1993..................................  21         17
Quarter ended December 31, 1993...................................  25         20

    The Company has not paid any dividends on its Common Stock and does not intend to pay any such dividends in the foreseeable future. See "Liquidity and Capital Resources" for a discussion of dividend payment restrictions.

APPROXIMATE NUMBER OF HOLDERS OF EACH CLASS OF COMMON EQUITY

    The number of record holders of each class of the Company's Common Stock at February 28, 1994 is as follows:

Common Stock................................................      2,116
Non-voting Common Stock.....................................       none

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial data of the Company as of and for the years ended December 31, 1993, 1992, 1991, 1990 and 1989. This financial data was derived from the historical consolidated financial statements of the Company. The financial data reflects the elimination of all intercompany accounts, transactions and profits among the Holding Company, Dr Pepper, Seven-Up and DP/7UP. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and the related notes thereto. See "Index to Consolidated Financial Statements and Schedules".

                                                                               YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------------
                                                                 1993        1992        1991        1990        1989
                                                               ---------  ----------  ----------  ----------  ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Data:
  Net sales..................................................  $ 707,378     658,718     600,941     540,368     513,694
  Cost of sales..............................................    115,981     126,002     118,757     109,857     116,025
    Gross profit.............................................    591,397     532,716     482,184     430,511     397,669
  Marketing expense..........................................    362,484     329,706     302,192     264,147     240,291
  General and administrative expense, including amortization
   of intangible assets......................................     45,893      42,424      41,776      43,111      43,699
    Operating profit.........................................    183,020     160,586     138,216     123,253     113,679
  Interest expense:
    Cash interest expense....................................     43,833      77,921      73,527      81,382      75,979
    Non-cash interest expense................................     41,727      72,324      74,430      65,099      72,984
  Other expense (a)..........................................      1,249      18,937       9,120       8,744       6,624
    Income (loss) before income taxes, extraordinary items
     and cumulative effect of accounting change..............     96,211      (8,596)    (18,861)    (31,972)    (41,908)
  Income taxes (benefit).....................................      2,087        (182)      1,100         563         377
  Extraordinary items:
    Benefit from utilization of net operating loss
     carryforward............................................     --          --          (1,022)     --          --
    Extinguishments of debt (b)(c)(d)........................     16,199      56,934      18,566      --          --
  Cumulative effect of accounting change (e).................     --          74,800      --          --          --
    Net income (loss)........................................     77,925    (140,148)    (37,505)    (32,535)    (42,285)
  Preferred stock dividend requirements......................     --          12,941      11,882       9,744       8,455
    Net income (loss) attributable to outstanding common
     stock...................................................     77,925    (153,089)    (49,387)    (42,279)    (50,740)
  Income (loss) before extraordinary items and cumulative
   effect of accounting change per common
   share (b)(c)(d)(e)(f).....................................       1.46        (.60)       (.90)      (1.19)      (1.43)
Other Data:
  Depreciation...............................................  $   2,969       2,950       3,693       4,112       5,076
  Amortization of intangible assets..........................     15,077      15,112      15,155      15,142      15,350
Balance Sheet Data (at end of period):
  Total assets...............................................  $ 680,023     668,096     780,843     677,953     703,879
  Long-term debt, less current portion.......................    790,540   1,091,956   1,081,622   1,031,989   1,049,000
  Redeemable preferred stock.................................     --          96,792      83,851      71,969      62,225
  Stockholders' deficit......................................   (420,104)   (807,413)   (657,090)   (607,350)   (565,025)
  Working capital deficit....................................    (67,166)   (102,223)    (18,320)    (18,891)     (2,641)

- ------------------------
(a) Other expense for the year ended December 31, 1992 includes $6,026 of costs associated with the Company's withdrawal in July 1992 of its planned initial public offering and related recapitalization transactions.
(b) In connection with the refinancing that occurred in 1991, an $18,566 extraordinary item -- debt restructuring charge was recorded in the year ended December 31, 1991, consisting of consent payments to holders of the 13 3/4% Senior Subordinated Debentures due November 30, 2001 of Dr Pepper (the "Dr Pepper Subordinated Debentures") ($8,175), the charge relating to the interest rate increase on such debt ($5,360), and the write-off of the unamortized balance of deferred debt issuance costs related to the credit agreement of Dr Pepper ($5,031).

(c)  In connection with the 1992 Recapitalization, a $56,934 extraordinary  item
     --  debt restructuring charge  was recorded in the  year ended December 31,
     1992, consisting of premiums  and fees in respect  of the debt  retirements
     ($32,270)  and  write-off  of  the  unamortized  balance  of  deferred debt issuance costs related to the credit agreement of Seven-Up, the term  loans of  Dr Pepper, the 11  1/2% Guaranteed Senior Secured  Notes due 1996 of Dr
     Pepper,  the  Dr  Pepper  Subordinated  Debentures,  the  12  5/8%   Senior
     Subordinated  Notes due  May 15,  1999 of Seven-Up  and the  15 1/2% Senior
     Subordinated Discount Notes due 1998 of the Holding Company ($24,664 in the
     aggregate).
(d)  In connection with the Offering,  a $14.9 million extraordinary charge  was recorded  in  1993 which  included  (i) a  write-off  of a  portion  of the unamortized balance of deferred debt  issuance costs related to the  Credit
     Agreement  borrowings and  the Discount Notes  ($6.8 million)  and (ii) the premium related to the redemption of a portion of the Discount Notes  ($8.1 million).  In addition, a $2.0 million extraordinary charge was recorded in
     1993 reflecting a  write-off of  a portion  of the  unamortized balance  of deferred  debt issuance costs  related to the  Credit Agreement borrowings.
     The write-off was  the result of  repayments of the  Term Loan Facility  in advance  of scheduled requirements. These extraordinary items were recorded net of applicable taxes.
(e)  The Company  adopted  in the  fourth  quarter  of 1992  Statement  109  (as hereinafter  defined) relating to  accounting for income  taxes and applied the provisions thereof retroactively effective January 1, 1992.
(f)  Income (loss) before extraordinary items per  common share for each of  the years  ended December 31, 1989,  1990, 1991, 1992 and  1993 is based on the
     weighted  average  number  of   common  shares  outstanding  after   giving
     retroactive  effect to the 1 for 5 reverse stock split effected on June 25,
     1992. Except for  the year ended  December 31, 1993,  shares issuable  upon exercise  of stock options and deliverable upon the exercise of outstanding warrants were antidilutive and were excluded from the calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

    Net sales for the year ended December 31, 1993 increased 7.4% to $707.4 million compared to $658.7 million for the year ended December 31, 1992. All of the Company's operating units recorded net sales increases in 1993 compared to 1992, except for the International Division which was unchanged. These sales increases were primarily the result of volume increases for the Company's DR PEPPER, Diet DR PEPPER, 7UP and I.B.C. brands over the comparable period in 1992, as well as price increases on DR PEPPER, 7UP and certain other products.

    Cost of sales for 1993 decreased 8.0% to $116.0 million compared to $126.0 million in 1992. This decrease was primarily due to a decrease in sweetener costs somewhat offset by an increase in concentrate and syrup sales volume. Gross profit as a percentage of net sales increased from 80.9% in 1992 to 83.6% in 1993.

    Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased by 9.7% to $408.4 million compared to $372.1 million in 1992. The increase was primarily due to increased marketing expenses in response to improved sales volume. The Company's general and administrative expenses increased 12.8% to $30.8 million primarily as the result of higher legal costs. Excluding this increase, general and administrative expenses as a percentage of net sales would have remained at 4.1%.

    The American Institute of Certified Public Accountants has recently issued Statement of Position ("SOP") 93-7 on Reporting on Advertising Costs. The SOP is effective for years beginning after June 15, 1994. The Company's adoption of the SOP is not expected to have a material effect on its operating results.

    As a result of the above factors, operating profit for the year ended December 31, 1993 increased 14.0% to $183.0 million compared to $160.6 million in 1992. Operating profit as a percentage of net sales increased to 25.9% in 1993 from 24.4% in 1992.

    Interest expense for 1993 decreased 43.1% to $85.6 million compared to $150.2 million in 1992. The decrease was due to the consummation of the 1992 Recapitalization and the Offering which together reduced outstanding borrowings and resulted in lower interest rates on borrowings.

    Income tax expense of $2.1 million for the year ended December 31, 1993 consists of current Federal tax expense of $1.1 million, current state tax expense of $4.0 million and a deferred Federal tax benefit of $3.0 million.

    In connection with the Offering, a $14.9 million extraordinary charge was recorded in 1993 which included (i) a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings and the Discount Notes ($6.8 million) and (ii) the premium related to the redemption of a portion of the Discount Notes ($8.1 million). In addition, a $2.0 million extraordinary charge was recorded in 1993 reflecting a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings. The write-off was the result of repayments of the Term Loan Facility in advance of scheduled requirements. These extraordinary items were recorded net of applicable taxes.

    See the following section "Results of Operations -- Year Ended December 31, 1992 Compared to Year Ended December 31, 1991" for a discussion of income taxes, extraordinary item and cumulative effect of accounting change recorded in 1992.

    As a result of the above factors, the Company earned $77.9 million of net income in 1993 compared to a $140.1 million net loss incurred in 1992.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1992 COMPARED TO YEAR ENDED DECEMBER 31, 1991

    Net sales for the year ended December 31, 1992 increased 9.6% to $658.7 million compared to $600.9 million for the year ended December 31, 1991. All of the Company's operating units recorded sales increases in 1992 compared to 1991. These increases were primarily the result of volume increases for the Company's DR PEPPER, Diet DR PEPPER, WELCH's, 7UP, Diet 7UP, CHERRY 7UP, Diet CHERRY 7UP, and I.B.C. brands over the comparable period in 1991, as well as selected price increases.

    Cost of sales for 1992 increased 6.1% to $126.0 million compared to $118.8 million in 1991. This increase was primarily due to an increase in concentrate and syrup sales volume. Gross profit as a percentage of net sales increased from 80.2% in 1991 to 80.9% in 1992.

    Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased by 8.2% to $372.1 million compared to $344.0 million in 1991. The increase was primarily due to increased marketing expenses in response to improved sales volume. General and administrative expenses as a percentage of net sales decreased to 4.1% in 1992 from 4.4% in 1991. The Company's general and administrative expenses are comprised primarily of fixed costs. As sales volumes increase, these expenses generally represent a declining percentage of net sales.

    As a result of the above factors, operating profit for the year ended December 31, 1992 increased 16.2% to $160.6 million compared to $138.2 million in 1991. Operating profit as a percentage of net sales increased to 24.4% in 1992 from 23.0% in 1991.

    Interest expense for 1992 increased 1.5% to $150.2 million compared to $148.0 million in 1991. The increase was due to the higher accreted value of certain subordinated debt and issuance of senior notes and term loans of Dr Pepper in August 1991, somewhat offset by lower outstanding borrowings under the credit agreement of Seven-Up and lower interest rates on the Company's floating rate borrowings.

    Other expense for the year ended December 31, 1992 includes $6.0 million of costs associated with the Company's withdrawal of its planned public offering in July 1992.

    Income tax expense for the year ended December 31, 1991 consists of state and local taxes and includes a charge in lieu of taxes of $1.0 million which is offset by utilization of net operating loss carryforwards.

    In February 1992, the Financial Accounting Standards Board issued Statement 109, "Accounting for Income Taxes" ("Statement 109") which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    The Company adopted Statement 109 in the fourth quarter of 1992 and has applied the provisions of Statement 109 retroactively to January 1, 1992. The cumulative effect as of January 1, 1992 of the change in the method of accounting for income taxes is a charge to earnings of $74.8 million and has been reported separately in the 1992 consolidated statement of operations. Financial statements for periods prior to January 1, 1992 have not been restated for Statement 109.

    Pursuant to the deferred method under APB Opinion 11, which was applied in 1991 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    Income tax benefit of $182,000 for the year ended December 31, 1992 consists of current state tax expense of $424,000 and a deferred Federal income tax benefit of $606,000. The deferred income tax benefit includes a charge in lieu of taxes resulting from initial recognition of acquired tax benefits of $1.1 million.

    In connection with the 1992 Recapitalization, the Company recorded an extraordinary charge of $56.9 million consisting of a write-off of the unamortized balance of deferred debt issuance costs related to the debt retirements ($24.6 million) and premiums and fees in respect of the debt retirements ($32.3 million).

    In connection with the refinancing that occurred in 1991, an $18.6 million extraordinary charge was recorded representing incentive payments made to holders of the Dr Pepper Subordinated Debentures ($8.2 million), write-off of the unamortized balance of deferred debt issuance costs related to the credit agreement of Dr Pepper ($5.0 million) and the present value (assuming a discount rate of 12 3/4%) of the increase in the annual interest rate of the Dr Pepper Subordinated Debentures from 13 1/4% to 13 3/4% ($5.4 million).

    As a result of the above factors, the Company incurred a $140.1 million net loss in 1992 as compared to a $37.5 million net loss incurred in 1991.

LIQUIDITY AND CAPITAL RESOURCES

    The Company believes that cash provided by operations, together with borrowings under the Revolving Facility, will be sufficient to fund its working capital requirements, capital expenditures and principal, interest and dividend requirements described below.

    As a result of the consummation of the 1992 Recapitalization, the Holding Company conducts its business through DP/7UP and the primary asset of the Holding Company is the common stock of

DP/7UP. The Holding Company has no material operations of its own. Accordingly, the Holding Company is dependent on the cash flow of DP/7UP to meet its obligations. The Holding Company has no material obligations other than those under the Discount Notes and certain contingent obligations under the Holding Company's guarantee of DP/7UP's obligations under the Credit Agreement. Accordingly, the Holding Company is not expected to have any material need for cash until interest on the Discount Notes becomes payable in cash on May 1, 1998. The Holding Company will be required to make sinking fund payments equal to 25% of the then outstanding principal amount of the Discount Notes in each of 2000 and 2001. The Discount Notes will mature in 2002. The Credit Agreement imposes significant restrictions on the payment of dividends and the making of loans by DP/7UP to the Holding Company. The Credit Agreement does, however, allow DP/7UP to pay dividends to the Holding Company in an amount necessary to make cash interest payments on the Discount Notes, provided that such interest payments are permitted to be made at such time in accordance with the subordination provisions relating to the Discount Notes and so long as no payment default or bankruptcy default then exists under the Credit Agreement with respect to the Holding Company or DP/7UP. The Holding Company's access to the cash flow of DP/7UP is further restricted because DP/7UP may not make any dividend payments to the Holding Company unless all accumulated and unpaid dividends on the outstanding shares of the $1.375 Senior Exchangeable Preferred Stock of Dr Pepper (the "DP/7UP Preferred Stock") (and any DP/7UP preferred stock that may be issued in the future) are paid in full. In addition, the indenture governing the exchange debentures into which the DP/7UP Preferred Stock is exchangeable will limit the payment of dividends and the making of loans by DP/7UP to the Holding Company. The indenture governing the Discount Notes also imposes limits on the payment of dividends by the Holding Company.

    The operations of DP/7UP do not require significant outlays for capital expenditures, and its working capital requirements have historically been funded with internally generated funds. Marketing expenditures have historically been, and are expected to remain, the principal recurring use of funds for the foreseeable future. Such expenditures are, to an extent, controllable by management and are generally based on a percentage of unit sales volume. DP/7UP's other principal use of funds in the future will be the payment of principal and interest under the Credit Agreement, the payment of dividends on the outstanding shares of DP/7UP Preferred Stock and the payment of dividends to the Holding Company for purposes of making principal and interest payments on the Discount Notes.

    During  1993, the Company used funds  provided by operations to repay $123.6 million of the principal balance under the Term Loan Facility. This amount satisfied the total required repayment for 1993 of $67.0 million with the remaining $56.6 million applied prorata toward all future required repayments. On December 28, 1993, the Company modified the Credit Agreement resulting in a reduction in interest rates of approximately 1 1/2%. The amended credit line is $675.0 million, consisting of a $525.0 million Term Loan Facility and a $150.0 million Revolving Facility. As of December 31, 1993, DP/7UP is required to repay the principal of $525.0 million under the Term Loan Facility as follows: $85.0 million in 1994, $100.0 million in 1995, $110.0 million in 1996, and $115.0 million in each of 1997 and 1998. The Revolving Facility includes an amount for letters of credit in an aggregate face amount of up to $15.0 million. At December 31, 1993, the outstanding balance of revolving loans and the aggregate face amount of letters of credit issued under the Revolving Facility were $49.0 million and $0.6 million, respectively. A total of $15.6 million of the available credit under the Revolving Facility is reserved for use to repurchase or redeem shares of DP/7UP Preferred Stock and, if not so used by September 1, 1994, is required to be used to repay borrowings under the Term Loan Facility. The Revolving Facility will mature on the earlier to occur of (i) December 31, 1998 or (ii) the date on which there are no amounts outstanding under the Term Loan Facility.

    The Company has entered into interest rate swap and interest rate cap agreements to satisfy certain terms of the Credit Agreement. At December 31, 1993, LIBOR-based interest rate swap agreements covered notional amounts of $350.0 million and $300.0 million expiring on December 1, 1994 and December 1, 1995, respectively. The interest rate differential to be received or paid is recognized as an adjustment to interest expense.

    The Company had working capital deficits of $67.2 million at December 31, 1993 and $102.2 million at December 31, 1992. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at December 31, 1992 was significantly impacted by the use of cash on hand in connection with, and the increase in the current portion of long-term debt as a result of, the consummation of the 1992 Recapitalization. The deficit at December 31, 1993 was improved from the December 31, 1992 deficit due to the recognition of the deferred tax asset and the net increase in other working capital components as a result of the timing of cash receipts and disbursements and the seasonal nature of the business. The Company does not believe that such deficits will have a material adverse effect on the liquidity or operations of the Company.

    Capital expenditures totaled $1.9 million in 1992 and $3.8 million in 1993.

    The Credit Agreement contains numerous financial and operating covenants and prohibitions that impose limitations on the Company's liquidity, including the satisfaction of certain financial ratios and limitations on the incurrence of additional indebtedness. Through December 31, 1993, the Company has satisfied all required financial ratios. The indenture governing the Discount Notes also contains covenants that impose limitations on the Company's liquidity, including a limitation on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with the financial covenants in the Credit Agreement and the indenture will be dependent upon future performance, which is subject to financial, economic, competitive and other factors affecting the Holding Company and DP/7UP, many of which are beyond their control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14, "Index to Consolidated Financial Statements and Schedules", included herein, for information required under Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the registrant's accountants on accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information for this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1994 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information for this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1994 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information for this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1994 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information for this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  Financial Statements

            See "Index to Financial Statements and Schedules" appearing after the signature pages hereof.

        2.  Financial Statement Schedules

            See "Index to Financial Statements and Schedules" appearing after the signature pages hereof.

    (b) Reports on Form 8-K

Not applicable

    (c) Exhibits

EXHIBIT NO.                                    DESCRIPTION OF EXHIBIT
- -----------  -------------------------------------------------------------------------------------------
 3.1         Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)
 3.2         Form of Amended and Restated Bylaws of the Registrant. (5)
10.6         Common Stock Registration Rights Agreement, dated as of May 19, 1988, by and among Hicks &
              Haas Holdings, Ltd., DLJ Capital Corporation, Shearson Lehman Hutton Inc., Shearson Lehman
              Brothers Capital Partners I, Prudential-Bache Interfunding Inc., Prudential-Bache Capital
              Partners I, L.P., Citicorp Capital Investors Ltd., John R. Albers, Ira M. Rosenstein, The
              John L. Kemmerer, Jr. Trust Dated 6/24/57, Cadbury Schweppes Inc., Bankers Trust Company
              and Dr Pepper/Seven-Up Companies, Inc. (1)
10.6.1       Amendment to Common Stock Registration Rights Agreement, amending the Common Stock
              Registration Rights Agreement, dated as of May 19, 1988. (5)
10.6.2       Form of Second Amendment to Common Stock Registration Rights Agreement, amending the Common
              Stock Registration Rights Agreement, dated as of May 19, 1988. (5)
10.13        Commercial Lease, dated as of August 20, 1987, among The Seven-Up Company, Dr Pepper
              Company and Walnut Glen Towers, Ltd. (1)
10.14        Dr Pepper Company Profit Sharing Plan, as amended, dated as of January 1, 1987. (1)
10.15        Restated Pension Plan of Dr Pepper/Seven-Up Corporation. (1)
10.16        Supplemental Pension Plan of Dr Pepper/Seven-Up Corporation. (1)
10.17        Supplemental Disability Plan of Dr Pepper/Seven-Up Corporation. (2)
10.18        Supplemental Death Benefit Plan of Dr Pepper/Seven-Up Corporation. (2)
10.21        Executive Severance Agreement for John R. Albers dated August 27, 1991. (3)
10.22        Executive Severance Agreement for Ira M. Rosenstein dated August 27, 1991. (3)
10.23        Letter Agreement dated as of November 9, 1989 for Charles P. Grier. (3)

EXHIBIT NO.                                    DESCRIPTION OF EXHIBIT
- -----------  -------------------------------------------------------------------------------------------
10.24        Executive Severance Agreement dated as of August 27, 1991 for True H. Knowles. (3)
10.25        Executive Severance Agreement dated as of April 8, 1992 for Francis L. Mullin, III. (4)
10.31        Credit Agreement (including exhibits thereto) among The Seven-Up Company and Dr Pepper
              Company (and their successor by merger Dr Pepper/Seven-Up Corporation), Dr Pepper/Seven-Up
              Companies, Inc. and Bankers Trust Company, Barclays Bank PLC, Canadian Imperial Bank of
              Commerce, Atlanta Agency, NationsBank of North Carolina, N.A., The Chase Manhattan Bank,
              N.A., and The First National Bank of Chicago. (4)
10.31.1      First amendment, dated as of October 26, 1992, among Dr Pepper/Seven-Up Corporation, Dr
              Pepper/Seven-Up Companies, Inc. and certain banks. (6)
10.31.2      Second amendment, dated as of November 5, 1992, among Dr Pepper/Seven-Up Corporation, Dr
              Pepper/Seven-Up Companies, Inc. and certain banks. (6)
10.31.3      Third amendment, dated as of February 17, 1993, among Dr Pepper/Seven-Up Corporation, Dr
              Pepper/Seven-Up Companies, Inc. and certain banks. (6)
10.31.4      Fourth amendment, dated as of March 4, 1993, among Dr Pepper/Seven-Up Corporation, Dr
              Pepper/Seven-Up Companies, Inc. and certain banks. (6)
10.31.5      Fifth amendment, (including exhibits thereto) dated as of December 28, 1993, among Dr
              Pepper/Seven-Up Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks. (6)
10.32        Dr Pepper/Seven-Up Companies, Inc. Amended and Restated 1988 Stock Option Plan. (4)
10.33        Dr Pepper/Seven-Up Companies, Inc. Amended and Restated 1988 Non-Qualified Stock Option
              Plan. (4)
10.34        Form of Tax Sharing Agreement, dated as of January 1, 1992, between Dr Pepper/Seven-Up
              Companies, Inc. and Dr Pepper/Seven-Up Corporation. (4)
10.35        Indenture, dated as of October 28, 1992, between Dr Pepper/Seven-Up Companies, Inc. and
              Bank One, Texas N.A., as trustee. (4)
10.36        Dr Pepper/Seven-Up Companies, Inc. 1993 Stock Ownership Plan. (5)
10.37        Dr Pepper/Seven-Up Companies, Inc. Employee Stock Purchase Plan. (5)
10.38        Dr Pepper/Seven-Up Companies, Inc. Deferred Compensation Plan for Non-Employee Directors.
              (5)
10.39        Form of Dr Pepper/Seven-Up Companies, Inc. 1993 Performance Award Plan. (6)
10.40        Dr Pepper/Seven-Up Companies, Inc. Non-Qualified Stock Option Plan for Non-Employee
              Directors. (5)
10.41        Employment Agreement, effective as of January 1, 1993, between Dr Pepper/ Seven-Up
              Companies, Inc. and John R. Albers. (6)
10.42        Employment Agreement, effective as of January 1, 1993, between Dr Pepper/ Seven-Up
              Companies, Inc. and Ira M. Rosenstein. (6)

EXHIBIT NO.                                    DESCRIPTION OF EXHIBIT
- -----------  -------------------------------------------------------------------------------------------
22           Subsidiaries of Registrant. (6)
24.1         Consent of KPMG Peat Marwick, independent certified public accountants. (6)

- ------------------------
(1) Incorporated herein by reference to Registration Statement No. 33-23174 of the Company.
(2) Incorporated herein by reference to Registration Statement No. 33-9428 of Dr Pepper Company.
(3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
(4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-47397).
(5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-55262).
(6)  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DR PEPPER/SEVEN-UP COMPANIES, INC.

Date: March 16, 1994                      By:         /s/ JOHN R. ALBERS

                                          --------------------------------------
                                                        John R. Albers
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------
                  /s/ JOHN R. ALBERS                    Director, President and Chief
     -------------------------------------------         Executive Officer (Principal            March 16, 1994
                    John R. Albers                       Executive Officer of the Registrant)
                                                        Director, Executive Vice President
                /s/ IRA M. ROSENSTEIN                    and Chief Financial Officer
     -------------------------------------------         (Principal Financial Officer of the     March 16, 1994
                  Ira M. Rosenstein                      Registrant)
                /s/ MICHAEL R. BUITER                   Vice President -- Finance and
     -------------------------------------------         Treasurer (Principal Accounting         March 16, 1994
                  Michael R. Buiter                      Officer of the Registrant)
                 /s/ THOMAS O. HICKS
     -------------------------------------------        Director                                 March 16, 1994
                   Thomas O. Hicks
               /s/ RICHARD G. MERRILL
     -------------------------------------------        Director                                 March 16, 1994
                  Richard G. Merrill
                  /s/ W. W. CLEMENTS
     -------------------------------------------        Director                                 March 16, 1994
                    W. W. Clements
                /s/ WILLIAM E. WINTER
     -------------------------------------------        Director                                 March 16, 1994
                  William E. Winter
                /s/ MALCOLM CANDLISH
     -------------------------------------------        Director                                 March 16, 1994
                   Malcolm Candlish

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                               PAGE
                                                                                                             ---------
Dr Pepper/Seven-Up Companies, Inc.:
Independent Auditors' Report...............................................................................     22
Consolidated Balance Sheets -- December 31, 1993 and 1992..................................................     23
Consolidated Statements of Operations -- Three years ended December 31, 1993...............................     24
Consolidated Statements of Stockholders' Deficit -- Three years ended December 31, 1993....................     25
Consolidated Statements of Cash Flows -- Three years ended December 31, 1993...............................     26
Notes to Consolidated Financial Statements.................................................................     27
Financial Statement Schedules:
      III  --  Condensed Financial Information...........................................          36
      VII  --  Guarantees of Securities of Other Issuers.................................          40
     VIII  --  Valuation and Qualifying Accounts.........................................          41
        X  --  Supplemental Income Statement Information.................................          42

    All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Dr Pepper/Seven-Up Companies, Inc.:

    We have audited the consolidated financial statements of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.

                                          KPMG Peat Marwick

Dallas, Texas
February 7, 1994

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                     ASSETS

                                                                                            1993         1992
                                                                                         -----------  -----------
Current assets (note 3):
  Accounts receivable, less allowance for doubtful accounts of $1,737 in 1993 and
   $1,573 in 1992......................................................................  $    70,255  $    57,267
  Inventories..........................................................................       14,550       12,685
  Prepaid advertising..................................................................       16,872       16,748
  Deferred income taxes (note 4).......................................................       24,175      --
  Other current assets.................................................................        1,608        1,140
                                                                                         -----------  -----------
    Total current assets...............................................................      127,460       87,840
                                                                                         -----------  -----------
Property, plant and equipment, net (notes 2 and 3).....................................       19,012       18,253
Intangible assets (note 3):
  Franchises...........................................................................      459,988      459,988
  Goodwill, formulas, trademarks and other.............................................      142,872      142,872
                                                                                         -----------  -----------
                                                                                             602,860      602,860
  Less accumulated amortization........................................................      111,434       96,357
                                                                                         -----------  -----------
    Total intangible assets, net.......................................................      491,426      506,503
                                                                                         -----------  -----------
Deferred debt issuance costs, less accumulated amortization of $8,711 in 1993 and
 $1,508 in 1992 (note 9)...............................................................       31,313       42,979
Other assets...........................................................................       10,812       12,521
                                                                                         -----------  -----------
    Total assets.......................................................................  $   680,023  $   668,096
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                            1993         1992
                                                                                         -----------  -----------
Current liabilities:
  Accounts payable.....................................................................  $    25,060  $    21,112
  Accrued marketing expenses...........................................................       67,026       77,810
  Other accrued expenses...............................................................       17,266       15,708
  Current portion of long-term debt (note 3)...........................................       85,274       75,433
                                                                                         -----------  -----------
    Total current liabilities..........................................................      194,626      190,063
                                                                                         -----------  -----------
Long-term debt, less current portion (note 3)..........................................      790,540    1,091,956
Deferred credits and other.............................................................       28,805       27,139
Deferred income taxes (note 4).........................................................       86,156       69,559
Redeemable Senior Preferred Stock, at redemption value (note 9)........................      --            96,792
Stockholders' deficit (notes 3 and 5):
  Common stock, $.01 par value, authorized 145,000,000 shares, issued 60,796,377 shares
   in 1993 and 38,530,119 shares in 1992...............................................          608          385
  Additional paid-in capital...........................................................      406,728       96,012
  Accumulated deficit..................................................................     (827,672)    (904,005)
  Foreign currency translation adjustment..............................................          232          195
                                                                                         -----------  -----------
                                                                                            (420,104)    (807,413)
                                                                                         -----------  -----------
  Less treasury shares (148,152 in 1993 and 2,956,065 in 1992), at cost................      --           --
                                                                                         -----------  -----------
    Total stockholders' deficit........................................................     (420,104)    (807,413)
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Commitments and contingencies (notes 6, 7 and 10)......................................
                                                                                         -----------  -----------
    Total liabilities and stockholders' deficit........................................  $   680,023  $   668,096
                                                                                         -----------  -----------
                                                                                         -----------  -----------

          See accompanying notes to consolidated financial statements.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1993

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Net sales (note 8).........................................................  $   707,378  $   658,718  $   600,941
Cost of sales..............................................................      115,981      126,002      118,757
                                                                             -----------  -----------  -----------
    Gross profit...........................................................      591,397      532,716      482,184
                                                                             -----------  -----------  -----------
Operating expenses:
  Marketing................................................................      362,484      329,706      302,192
  General and administrative...............................................       30,816       27,312       26,621
  Amortization of intangible assets........................................       15,077       15,112       15,155
                                                                             -----------  -----------  -----------
    Total operating expenses...............................................      408,377      372,130      343,968
                                                                             -----------  -----------  -----------
      Operating profit.....................................................      183,020      160,586      138,216
                                                                             -----------  -----------  -----------
Other income (expense):
  Interest expense.........................................................      (85,560)    (150,245)    (147,957)
  Preferred stock dividends of subsidiaries................................       (1,744)     (17,538)     (12,294)
  Recapitalization charge (note 9).........................................      --            (6,026)     --
  Other, net...............................................................          495        4,627        3,174
                                                                             -----------  -----------  -----------
    Total other income (expense)...........................................      (86,809)    (169,182)    (157,077)
                                                                             -----------  -----------  -----------
Income (loss) before income taxes, extraordinary items and cumulative
 effect of accounting change...............................................       96,211       (8,596)     (18,861)
Income tax expense (benefit) (note 4)......................................        2,087         (182)       1,100
                                                                             -----------  -----------  -----------
    Income (loss) before extraordinary items and cumulative effect of
     accounting change.....................................................       94,124       (8,414)     (19,961)
                                                                             -----------  -----------  -----------
Extraordinary items:
  Benefit from utilization of net operating loss carryforwards (note 4)....      --           --            (1,022)
  Extinguishments of debt, less applicable income taxes (notes 4 and 9)....       16,199       56,934       18,566
Cumulative effect of accounting change (note 4)............................      --            74,800      --
                                                                             -----------  -----------  -----------
    Net income (loss)......................................................       77,925     (140,148)     (37,505)
Preferred stock dividend requirements......................................      --            12,941       11,882
                                                                             -----------  -----------  -----------
    Net income (loss) attributable to outstanding common stock.............  $    77,925  $  (153,089) $   (49,387)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Income (loss) per common share:
  Income (loss) before extraordinary items and cumulative effect of
   accounting change.......................................................  $      1.46  $      (.60) $      (.90)
  Extraordinary items......................................................         (.25)       (1.60)        (.49)
  Cumulative effect of accounting change...................................      --             (2.11)     --
                                                                             -----------  -----------  -----------
    Net income (loss)......................................................  $      1.21  $     (4.31) $     (1.39)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                      THREE YEARS ENDED DECEMBER 31, 1993

                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                                 FOREIGN
                                                                         ADDITIONAL              CURRENCY                TOTAL
                                                      NUMBER OF   COMMON  PAID-IN   ACCUMULATED TRANSLATION TREASURY  STOCKHOLDERS'
                                                        SHARES    STOCK   CAPITAL    DEFICIT    ADJUSTMENT   SHARES     DEFICIT
                                                      ----------  -----  ---------  ----------  ----------  --------  ------------
Balance, December 31, 1990..........................  35,519,350  $385   $  93,666  $(701,422 ) $     121      (100 ) $  (607,350 )
Purchase of treasury stock, at cost.................     (58,011)  --       --         --          --          (290 )        (290 )
Senior Preferred Stock dividends....................      --       --       --        (11,882 )    --         --          (11,882 )
Other...............................................      --       --          (28)      (107 )        72     --              (63 )
Net loss............................................      --       --       --        (37,505 )    --         --          (37,505 )
                                                      ----------  -----  ---------  ----------      -----       ---   ------------
Balance, December 31, 1991..........................  35,461,339   385      93,638   (750,916 )       193      (390 )    (657,090 )
Stock sold to employees.............................     112,740   --          292     --          --           390           682
Senior Preferred Stock dividends....................      --       --       --        (12,941 )    --         --          (12,941 )
Reclassification of common stock warrants...........      --       --       11,085     --          --         --           11,085
Repurchase of Dr Pepper Redeemable Preferred Stock
 (note 9)...........................................      --       --      (11,128)    --          --         --          (11,128 )
Other...............................................         (25)  --        2,125     --               2     --            2,127
Net loss............................................      --       --       --       (140,148 )    --         --         (140,148 )
                                                      ----------  -----  ---------  ----------      -----       ---   ------------
Balance, December 31, 1992..........................  35,574,054   385      96,012   (904,005 )       195     --         (807,413 )
Issuance of common stock (note 9)...................  21,578,313   216     305,122     --          --         --          305,338
Exercise of employee stock options, including tax
 benefits...........................................     607,638     6       4,944     --          --         --            4,950
Exercise of outstanding warrants....................   2,807,895   --       --         --          --         --          --
Other...............................................      80,325     1         650     (1,592 )        37     --             (904 )
Net income..........................................      --       --       --         77,925      --         --           77,925
                                                      ----------  -----  ---------  ----------      -----       ---   ------------
Balance, December 31, 1993..........................  60,648,225  $608   $ 406,728  $(827,672 ) $     232     --      $  (420,104 )
                                                      ----------  -----  ---------  ----------      -----       ---   ------------
                                                      ----------  -----  ---------  ----------      -----       ---   ------------

          See accompanying notes to consolidated financial statements.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                             1993           1992           1991
                                                                         -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)....................................................  $      77,925  $    (140,148) $     (37,505)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of intangibles, debt discounts and
     deferred debt issuance costs......................................         59,634         90,289         92,884
    Debt restructuring charge..........................................          8,844         24,664         10,391
    Cumulative effect of accounting change.............................       --               74,800       --
    Preferred stock dividends of subsidiary............................       --               11,119         10,499
    Other..............................................................         (1,438)           726          2,375
    Changes in assets and liabilities:
      Accounts receivable..............................................        (12,988)        (6,565)        (2,359)
      Inventories......................................................         (1,865)          (466)        (1,585)
      Prepaid advertising and other assets.............................          1,117         (7,068)          (933)
      Accounts payable and accrued expenses............................         (7,720)         7,823          6,497
                                                                         -------------  -------------  -------------
        Net cash provided by operating activities......................        123,509         55,174         80,264
                                                                         -------------  -------------  -------------
Cash flows from investing activities:
  Capital expenditures.................................................         (3,754)        (1,861)        (2,180)
  Sales (purchases) of marketable securities with maturities less than
   three months, net...................................................       --               31,166        (31,166)
  Purchases of marketable securities...................................       --             (312,108)      (147,053)
  Sales of marketable securities.......................................       --              366,733         92,428
  Other................................................................       --               (2,000)            93
                                                                         -------------  -------------  -------------
        Net cash provided by (used in) investing activities............         (3,754)        81,930        (87,878)
                                                                         -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from long-term debt.........................................        831,000      1,266,001        315,800
  Payments on long-term debt...........................................     (1,156,960)    (1,269,407)      (313,117)
  Proceeds from sale of common stock...................................        305,366       --             --
  Issuance of preferred stock..........................................       --             --               50,000
  Repurchase of preferred stock........................................        (98,383)      (120,744)      --
  Payments of refinancing costs........................................         (4,381)       (53,149)       (17,855)
  Increase in cash overdraft...........................................          2,442          5,181       --
  Other................................................................          1,161            469           (290)
                                                                         -------------  -------------  -------------
        Net cash provided by (used in) financing activities............       (119,755)      (171,649)        34,538
Net increase (decrease) in cash and cash equivalents...................       --              (34,545)        26,924
Cash and cash equivalents at beginning of year.........................       --               34,545          7,621
                                                                         -------------  -------------  -------------
Cash and cash equivalents at end of year...............................  $    --        $    --        $      34,545
                                                                         -------------  -------------  -------------
                                                                         -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  PRINCIPLES OF CONSOLIDATION

    The  consolidated   financial  statements   include  the   accounts  of   Dr
Pepper/Seven-Up Companies, Inc. and subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

    (B)  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. A summary of inventories at December 31, 1993 and 1992 follows (in thousands):

                                                                 1993       1992
                                                               ---------  ---------
Finished products............................................  $   5,362  $   4,792
Raw materials and supplies...................................      9,188      7,893
                                                               ---------  ---------
                                                               $  14,550  $  12,685
                                                               ---------  ---------
                                                               ---------  ---------

    (C)  MARKETING AND ADVERTISING COSTS

    Marketing costs include costs of advertising, marketing and promotional programs. Prepaid advertising consists of various marketing, media and advertising prepayments, materials in inventory and production costs of future media advertising; these assets are expensed in the year used. Marketing costs, other than prepayments, are expensed in the year incurred.

    (D)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives ranging from 3 to 10 years. Maintenance and repairs are charged to operations as incurred and expenditures for major renewals and improvements are capitalized.

    (E)  INTANGIBLE ASSETS

    Franchises, goodwill, formulas, trademarks and other intangible assets are being amortized over 40 years on a straight-line basis. The Company continually reevaluates the recoverability of the carrying amount of these intangible assets based on projected undiscounted operating cash flows.

    (F)  DEFERRED DEBT ISSUANCE COSTS

    Deferred debt issuance costs are amortized using the effective interest method over the life of the debt issue to which they relate.

    (G)  INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (H)  INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common share is based on the weighted average number of common shares and share equivalents outstanding during the year (64,621,000 in 1993, 35,533,000 in 1992 and 35,468,000 in 1991). Shares issuable in 1992 and
1991 upon exercise of stock options and warrants were antidilutive and therefore excluded from the calculation.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I)  STATEMENTS OF CASH FLOWS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    During 1993, 1992 and 1991, the Company paid interest of $43,926,000, $85,203,000 and $75,844,000, respectively, and income taxes of $1,838,000,
$1,202,000 and $552,000, respectively.

(2) PROPERTY, PLANT AND EQUIPMENT
    A summary of property, plant and equipment and accumulated depreciation at December 31, 1993 and 1992 follows (in thousands):

                                                                1993        1992
                                                             ----------  ----------
Land.......................................................  $    1,106  $    1,106
Buildings and improvements.................................       9,151       7,345
Machinery, equipment and furniture.........................      38,903      37,010
                                                             ----------  ----------
                                                                 49,160      45,461
                                                             ----------  ----------
Accumulated depreciation...................................     (30,148)    (27,208)
                                                             ----------  ----------
                                                             $   19,012  $   18,253
                                                             ----------  ----------
                                                             ----------  ----------

    Depreciation expense was $2,969,000 in 1993, $2,950,000 in 1992 and $3,693,000 in 1991.

(3) LONG-TERM DEBT
    Long-term debt at December 31, 1993 and 1992 consists of the following (in thousands):

                                                                       1993          1992
                                                                    -----------  -------------
Credit Agreement..................................................  $   574,000  $     784,000
Discount Notes....................................................      301,427        382,554
Other notes.......................................................          387            835
                                                                    -----------  -------------
                                                                        875,814      1,167,389
Less current portion of long-term debt............................       85,274         75,433
                                                                    -----------  -------------
                                                                    $   790,540  $   1,091,956
                                                                    -----------  -------------
                                                                    -----------  -------------

(A) CREDIT AGREEMENT

    The Company's Credit Agreement provides for $525,000,000 of borrowings available under a Term Loan Facility and $150,000,000 of borrowings available under a Revolving Facility from a group of banks. Outstanding borrowings under the Term Loan Facility and the Revolving Facility bear interest at the lead bank's prime rate (6.0% at December 31, 1993) plus 1/4% per annum or the lead banks' average Eurodollar Rate plus 1 1/4% per annum. The Term Loan Facility requires semi-annual principal payments to maturity on December 31, 1998. The Revolving Facility will mature on the earlier to occur of December 31, 1998 or the date on which there are no amounts outstanding under the Term Loan Facility. The Company must pay an annual commitment fee of 1/2% on the unused portion of the Revolving Facility. Borrowings under the Credit Agreement are principally secured by the Company's assets, including franchise contracts relating to bottling arrangements. The carrying amount of the Credit Agreement at December 31, 1993 and 1992 approximates the fair value since the borrowings bear interest at current market rates.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(3) LONG-TERM DEBT (CONTINUED)
    The Credit Agreement contains certain restrictive covenants which require the Company, among other things, to satisfy certain financial ratios and restricts investments in and loans to affiliates, capital expenditures, additional debt and payment of dividends, as defined.

    The Company has entered into interest rate swap and interest rate cap agreements to satisfy certain terms of the Credit Agreement. At December 31, 1993, LIBOR-based interest rate swap agreements covered notional amounts of $350,000,000 and $300,000,000 expiring on December 1, 1994 and December 1, 1995, respectively. The interest rate differential to be received or paid is recognized as an adjustment to interest expense.

(B) DISCOUNT NOTES

    The 11 1/2% Senior Subordinated Discount Notes (the "Discount Notes") had a face amount of $462,231,000 at December 31, 1993, bear interest at a rate of 11.5% per annum and are redeemable at the option of the Company at redemption prices declining annually from 104.3125% on November 1, 1997 to par on or after November 1, 2000. Interest is payable semi-annually on the Discount Notes beginning May 1, 1998. A mandatory sinking fund will retire 25% of the original principal amount in each of the years 2000 and 2001, or 50% of the issue prior to maturity. The Discount Notes mature on November 1, 2002 and are subordinate to all outstanding borrowings under the Credit Agreement. The indenture governing the Discount Notes contains covenants that impose limitations on the Company's liquidity, including a limitation on the incurrence of additional indebtedness. Based on the quoted market price for the issue, the estimated fair value of the Discount Notes is $357,651,000 and $416,883,000 at December 31, 1993 and 1992, respectively.

    Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1993 follows: $85,274,000 in 1994; $100,067,000 in 1995;
$110,044,000 in 1996; $115,002,000 in 1997, and $164,000,000 in 1998.

(4) INCOME TAXES
    The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (Statement 109) in the fourth quarter of 1992 and applied the provisions of Statement 109 retroactively to January 1, 1992. The cumulative effect of the change in accounting for income taxes of $74,800,000 was determined as of January 1, 1992 and is reported separately in the 1992 consolidated statement of operations. Financial statements for periods prior to January 1, 1992 have not been restated to apply the provisions of Statement 109.

    Income  tax  expense   (benefit)  attributable  to   income  (loss)   before
extraordinary items and cumulative effect of accounting change for the years ended December 31, 1993 and 1992 consists of (in thousands):

                                                                          1993       1992
                                                                        ---------  ---------
Current:
  Federal.............................................................  $   1,147  $  --
  State...............................................................      3,999        424
Deferred..............................................................     (3,059)      (606)
                                                                        ---------  ---------
                                                                        $   2,087  $    (182)
                                                                        ---------  ---------
                                                                        ---------  ---------

    For the year ended December 31, 1993, tax benefits of $3,789,000 and $731,000 were allocated to additional paid-in capital and extraordinary item, respectively. Deferred income tax benefit for the year ended December 31, 1993 includes a charge of $2,046,000 for adjustments to deferred tax assets

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(4) INCOME TAXES (CONTINUED)
and liabilities for the increase in the U.S. federal income tax rate and a benefit of $8,623,000 related to a decrease in the valuation allowance for deferred tax assets. For the year ended December 31, 1992, tax benefits of $818,000 and $1,148,000 were allocated to additional paid-in capital and goodwill, respectively. Income tax expense for the year ended December 31, 1991 consists principally of a $1,022,000 charge in lieu of taxes and state income taxes. The charge in lieu of taxes is offset by utilization of net operating loss carryforwards.

    Income tax expense (benefit) for the years ended December 31, 1993 and 1992 differed from the amount computed by applying the U.S. federal income tax rate of 35%, and 34%, respectively, to income (loss) before income taxes, extraordinary items and cumulative effect of accounting change as a result of the following (in thousands):

                                                                           1993       1992
                                                                         ---------  ---------
Computed "expected" tax expense (benefit)..............................  $  33,674  $  (2,922)
Increase (reduction) in income taxes resulting from:
  Benefit of net operating loss carryforwards and other deferred tax
   assets..............................................................    (33,918)    --
  State income taxes, net of federal income taxes......................      2,599        280
  Other, net...........................................................       (268)     2,460
                                                                         ---------  ---------
                                                                         $   2,087  $    (182)
                                                                         ---------  ---------
                                                                         ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below (in thousands):

                                                                         1993         1992
                                                                      -----------  -----------
Deferred tax assets:
  Net operating loss carryforwards..................................  $    94,426  $   109,768
  Trademarks........................................................        7,276        6,085
  Other.............................................................        7,750        5,545
                                                                      -----------  -----------
    Total gross deferred tax assets.................................      109,452      121,398
  Less valuation allowance..........................................      (70,323)     (93,313)
                                                                      -----------  -----------
    Net deferred tax assets.........................................       39,129       28,085
                                                                      -----------  -----------
Deferred tax liabilities:
  Franchises and other intangible assets............................       97,212       93,407
  Property and equipment............................................        2,704        2,901
  Other.............................................................        1,194        1,336
                                                                      -----------  -----------
    Total gross deferred tax liabilities............................      101,110       97,644
                                                                      -----------  -----------
    Net deferred tax liability......................................  $    61,981  $    69,559
                                                                      -----------  -----------
                                                                      -----------  -----------

    The valuation allowance for deferred tax assets as of January 1, 1992 was $76,117,000. The net change in the total valuation allowance for the years ended December 31, 1993 and 1992 was a decrease of $22,990,000 and an increase of $17,196,000, respectively.

    If the Company subsequently were to recognize tax benefits related to the December 31, 1993 valuation allowance for deferred tax assets, such benefits would be allocated to intangible assets (approximately $42,047,000), and income tax benefit (approximately $28,276,000).

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(4) INCOME TAXES (CONTINUED)
    As of December 31, 1993, the Company and its subsidiaries have approximately $269,800,000 of federal income tax loss carryforwards (see note 10) which expire in years 2001 through 2007. As a result of the Company's initial public offering and the sale of the Company's common stock by a significant shareholder, the Company is subject to an annual limitation of approximately $60,000,000 for utilizing its federal income tax loss carryforwards.

(5) STOCKHOLDERS' DEFICIT

(A) SHAREHOLDER RIGHTS PLAN

    In September 1993, the Company's Board of Directors adopted a Shareholder Rights Plan pursuant to which purchase rights were issued to holders of its common stock at the rate of one right for each share of common stock. The rights will trade with the Company's common stock until exercisable. The rights become exercisable only at the time a person or group acquires, or commences a public tender offer for, a defined percentage of the Company's common stock. Once a right becomes exercisable, the holders of the rights (other than the acquiring person or group) may purchase the Company's common stock at 50% of its then market price. The rights expire on September 13, 2003, unless earlier redeemed by the Company at a price of $.01 per right.

(B) EMPLOYEE INCENTIVE PLANS

    The Company sponsors certain employee incentive plans under which stock options and stock awards may be granted to key officers and salaried employees of the Company. Options granted under the plans are exercisable at such times and in such amounts as determined by a committee selected by the Board of Directors of the Company. No options granted under the plans are exercisable more than ten years after the date of grant. At December 31, 1993, 2,630,000 shares were available for grant under the plans. Further information relating to options is as follows (in thousands, except per share amounts):

                                                     1993            1992           1991
                                                --------------  --------------  -------------
Outstanding at January 1......................           7,078           6,926          1,786
  Granted.....................................           1,204             229          5,171
  Exercised...................................            (608)       --             --
  Cancelled...................................             (26)            (77)           (31)
                                                --------------  --------------  -------------
Outstanding at December 31....................           7,648           7,078          6,926
                                                --------------  --------------  -------------
                                                --------------  --------------  -------------
Exercisable at December 31....................           4,641           3,034            255
                                                --------------  --------------  -------------
                                                --------------  --------------  -------------
Option price per share:
  Exercised...................................    $.05 - 10.17        --             --
  Unexercised at December 31..................    $.05 - 20.75    $.05 - 10.17    $.05 - 2.29
                                                --------------  --------------  -------------
                                                --------------  --------------  -------------

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(6) PENSION BENEFITS
    The Company has defined benefit pension plans covering substantially all of its employees. The benefits are primarily based on years of service and the employees' compensation during the last years of employment. Pension costs are funded in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes. The Company also has a nonqualified unfunded defined benefit plan covering certain executive employees. The following table sets forth the plans' funded status and amounts recognized at December 31, 1993 and 1992 (in thousands):

                                                                       1993       1992
                                                                     ---------  ---------
Actuarial present value of accumulated benefit obligations,
 including vested benefits of $35,048 in 1993 and $28,471 in
 1992..............................................................  $  37,902  $  30,550
                                                                     ---------  ---------
                                                                     ---------  ---------
Projected benefit obligation for services rendered to date.........     52,646     42,196
Plan assets at fair value, primarily listed stocks and United
 States government securities......................................     26,753     22,224
                                                                     ---------  ---------
Projected benefit obligation in excess of plan assets..............     25,893     19,972
Unrecognized net asset at adoption.................................        616        657
Unrecognized prior service costs...................................     (3,202)    (2,676)
Unrecognized net loss..............................................    (14,853)   (11,250)
Adjustment required to recognize minimum liability.................      2,695        819
                                                                     ---------  ---------
    Accrued pension liability......................................  $  11,149  $   7,522
                                                                     ---------  ---------
                                                                     ---------  ---------

    Net pension cost includes the following components (in thousands):

                                                               1993       1992       1991
                                                             ---------  ---------  ---------
Service cost...............................................  $   2,375  $   1,897  $   1,540
Interest cost..............................................      3,676      3,082      2,628
Actual return on assets....................................     (1,799)      (812)    (1,387)
Net amortization and deferral..............................      1,053        101        805
                                                             ---------  ---------  ---------
    Net pension cost.......................................  $   5,305  $   4,268  $   3,586
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    The assumptions used in computing the information above were as follows:

                                                              1993         1992         1991
                                                           -----------  -----------  -----------
Weighted average discount rate...........................        7.9%        8.25%         8.5%
Rate of increase in future compensation levels...........        5.5      5.5-8.0      5.5-8.0
Expected long-term rate of return on assets..............        8.5          8.5          8.0
                                                                --
                                                                --
                                                                        -----------  -----------
                                                                        -----------  -----------

(7) LEASE COMMITMENTS
    The Company has operating leases principally for office space, automobiles and computer equipment. Rent expense on operating leases was $6,490,000 in 1993, $6,479,000 in 1992 and $6,434,000 in 1991. The future minimum rentals under noncancellable operating leases in effect as of December 31, 1993 were $7,037,000 in 1994; $6,025,000 in 1995; $5,094,000 in 1996; $4,376,000 in 1997
and $2,532,000 in 1998.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(8) RELATED PARTY AND MAJOR CUSTOMER TRANSACTIONS
    In October 1993, a shareholder increased its ownership in the Company to approximately 26% of the outstanding common stock. The Company currently performs contract manufacturing for an affiliate of this shareholder. For the years 1993, 1992 and 1991, the Company received $2,025,000, $1,724,000 and
$1,708,000, respectively, for such contract manufacturing services.

    A director of the Company also serves as a director of a company engaged in the business of bottling DR PEPPER brand and 7UP brand beverages. For the years 1993, 1992 and 1991, the Company had sales to the bottling company of $56,300,000, $52,500,000 and $46,100,000.

    Sales to PepsiCo, Inc. owned bottling operations accounted for 13.5%, 12.3% and 11.9% of consolidated net sales in 1993, 1992 and 1991, respectively.

(9) RECAPITALIZATION TRANSACTIONS
    During 1993, 1992 and 1991, the Company was involved in certain significant recapitalization transactions that are described in more detail as follows:

    (A)  1993 PUBLIC OFFERING

    During early 1993, the Company completed an initial public offering of 21,578,313 shares of its common stock resulting in net proceeds to the Company of approximately $305,300,000. The net proceeds were used to redeem $115,500,000 of the accreted balance of the Discount Notes, reduce borrowings of $82,500,000 under the Credit Agreement and redeem all of the Redeemable Senior Preferred Stock. In connection with this transaction, the Company recognized an extraordinary charge of $14,300,000 resulting from the write-off of deferred debt issuance costs and the payment of premiums on the redemption of the Discount Notes.

    Supplementary income before extraordinary item per share for 1993, after giving effect to the redemption of the Discount Notes and the Redeemable Senior Preferred Stock and reduction in borrowings under the Credit Agreement as of the beginning of the year, was $1.46.

    (B)  1992 RECAPITALIZATION

    In 1992, the Company completed a recapitalization transaction which included the issuance of $656,509,000 principal amount (gross proceeds of $375,001,000) of the Discount Notes and borrowings of $816,000,000 under the Credit Agreement. The proceeds from the borrowings and approximately $169,900,000 of cash on hand were used to effect the retirement of certain indebtedness and preferred stock.

    In connection with this transaction, the Company recognized an extraordinary charge of $56,934,000 for payment of call premiums and consents to former bondholders and the write-off of the unamortized balance of deferred debt issuance costs. Additionally, the Company incurred $44,752,000 of costs related to the issuance of the Discount Notes and the Credit Agreement which is reflected as deferred debt issuance costs in the consolidated balance sheets.

    (C)  OTHER TRANSACTIONS

    During the second quarter of 1992, the Company pursued a recapitalization plan which included an initial public offering of the Company's common stock. On July 1, 1992, the Company announced that it had withdrawn its offering and a charge of $6,026,000 was recorded in 1992 to reflect the costs associated with this recapitalization effort.

    During 1991, the Company completed a recapitalization transaction. In connection with such transaction, the Company incurred an extraordinary charge of $18,566,000 for consent payments paid

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(9) RECAPITALIZATION TRANSACTIONS (CONTINUED) to certain debenture holders, an increase in the annual interest rate on certain indebtedness and the write-off of the unamortized balance of deferred debt issuance costs related to the retirement of a previous credit agreement.

(10) CONTINGENCIES

    (A)  FORMER HEADQUARTERS

    The Company is a defendant in an action alleging that the Company breached an oral agreement to lease space in a new office building in connection with the Company's move of its corporate headquarters. The plaintiff also alleges that the Company fraudulently misrepresented the existence of asbestos in the Company's former corporate headquarters building. The plaintiff claims to have suffered over $31.5 million in actual damages with punitive damages in excess of $50 million.

    Additionally, the plaintiff filed a demand with the American Arbitration Association requesting arbitration with respect to certain damage allegedly caused by the Company to its former corporate headquarters building during the Company's occupancy of such building as a tenant. The plaintiff seeks damages in connection with this claim in the amount of approximately $11.5 million. The arbitration hearing with respect to this claim is scheduled to resume in March 1994. The decision of the arbitrator will be binding on the parties.

    Management of the Company intends to vigorously contest the plaintiff's allegations and believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition or operating results.

    (B)  INTERNAL REVENUE SERVICE MATTER

    The Internal Revenue Service is currently in the process of examining Dr Pepper Company's and The Seven-Up Company's federal income tax returns for the periods ended December 31, 1986, December 31, 1987 and May 19, 1988, and the Company's federal income tax return for the period ended December 31, 1988. The Company has been notified of proposed IRS adjustments disallowing certain deductions, including substantially all amortization of intangible assets related to the 1986 acquisition. If the adjustments are sustained, in whole or in part, the federal net operating loss carryforwards would be significantly reduced or eliminated. The Company is vigorously contesting the proposed adjustments. Management of the Company believes the ultimate resolution of the proposed adjustments will not have a material adverse effect on the Company's financial condition or operating results.

    (C)  OTHER LITIGATION

    The Company's operating subsidiary, Dr Pepper/Seven-Up Corporation, is a defendant in various other lawsuits arising out of the ordinary conduct of its business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect upon the Company's financial condition or operating results.

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1993

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     QUARTER
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1993:
  Net sales...................................................  $   170,782  $   182,523  $   186,921  $   167,152
  Gross profit................................................      144,566      151,055      155,346      140,430
  Operating profit............................................       43,245       51,854       49,485       38,436
  Income before extraordinary item............................       18,012       30,271       24,294       21,547
  Net income..................................................        3,111       30,271       23,215       21,328
  Income per common share:
    Before extraordinary item.................................          .31          .46          .37          .32
    Net income................................................  $       .05  $       .46  $       .35  $       .32
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

                                                                                     QUARTER
                                                                --------------------------------------------------
                                                                   FIRST       SECOND        THIRD       FOURTH
                                                                -----------  -----------  -----------  -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
1992:
  Net sales...................................................  $   161,541  $   173,971  $   168,768  $   154,438
  Gross profit................................................      131,363      138,941      135,155      127,257
  Operating profit............................................       37,818       46,506       42,978       33,284
  Income (loss) before extraordinary items and cumulative
   effect of accounting change................................       (3,301)      (2,265)          85       (2,933)
  Net income (loss)...........................................      (78,101)      (2,265)          85      (59,867)
  Loss per common share:
    Before extraordinary items and cumulative effect of
     accounting change........................................         (.18)        (.15)        (.09)        (.18)
    Cumulative effect of accounting change....................        (2.11)     --           --           --
    Net loss..................................................  $     (2.29) $      (.15) $      (.09) $     (1.78)
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

                                                                    SCHEDULE III

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                            1993          1992
                                                                                        ------------  ------------
Other assets, principally deferred debt issuance costs, less accumulated amortization
 of $159 in 1992 and $899 in 1993.....................................................  $      8,294  $     12,566
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Deficit investment in Dr Pepper/Seven-Up Corporation, at equity.......................       127,203       340,828
Long-term debt........................................................................       301,427       382,554
Redeemable preferred stock............................................................       --             96,792
Stockholders' deficit:
  Common stock........................................................................           608           385
  Additional paid-in capital..........................................................       406,728        96,012
  Accumulated deficit.................................................................      (827,672)     (904,005)
                                                                                        ------------  ------------
                                                                                            (420,336)     (807,608)
  Less treasury shares, at cost.......................................................       --            --
                                                                                        ------------  ------------
    Total stockholders' deficit.......................................................      (420,336)     (807,608)
                                                                                        ------------  ------------
    Total liabilities and stockholders' deficit.......................................  $      8,294  $     12,566
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See accompanying notes to condensed financial statements.

                                                                    SCHEDULE III

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1993

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                1993         1992         1991
                                                                             ----------  ------------  ----------
Equity in earnings of Dr Pepper/Seven-Up Corporation.......................  $   78,245  $     33,012  $   23,700
Other income (expense):
  Interest expense.........................................................     (35,126)      (71,513)    (68,019)
  Other, net...............................................................        (351)          343       1,802
                                                                             ----------  ------------  ----------
    Total other income (expense)...........................................     (35,477)      (71,170)    (66,217)
                                                                             ----------  ------------  ----------
    Income (loss) before income taxes, extraordinary items and cumulative
     effect of accounting change...........................................      42,768       (38,158)    (42,517)
Income tax benefit.........................................................     (51,356)      (29,744)    (22,556)
                                                                             ----------  ------------  ----------
    Income (loss) before extraordinary items and cumulative effect of
     accounting change.....................................................      94,124        (8,414)    (19,961)
Extraordinary items:
  Benefit from utilization of net operating loss carryforwards.............      --           --           (1,022)
  Extinguishments of debt, less applicable income taxes....................      16,199        56,934      18,566
Cumulative effect of accounting change.....................................      --            74,800      --
                                                                             ----------  ------------  ----------
    Net income (loss)......................................................      77,925      (140,148)    (37,505)
Preferred stock dividend requirements......................................          --        12,941      11,882
                                                                             ----------  ------------  ----------
    Net income (loss) attributable to outstanding common stock.............  $   77,925  $   (153,089) $  (49,387)
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------
Loss per common share:
  Income (loss) before extraordinary items and cumulative effect of
   accounting change.......................................................  $     1.46  $       (.60) $     (.90)
  Extraordinary items......................................................        (.25)        (1.60)       (.49)
  Cumulative effect of accounting change...................................      --             (2.11)     --
                                                                             ----------  ------------  ----------
    Net income (loss)......................................................  $     1.21  $      (4.31) $    (1.39)
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------

           See accompanying notes to condensed financial statements.

                                                                    SCHEDULE III

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                                1993         1992         1991
                                                                             ----------  ------------  ----------
Cash flows from operating activities:
  Net income (loss)........................................................  $   77,925  $   (140,148) $  (37,505)
  Amortization of debt discounts and deferred debt issuance costs..........      35,126        65,302      68,019
  Debt restructuring charge................................................       3,790         6,104      --
  Income taxes.............................................................     (51,356)      (31,411)    (23,578)
  Equity in undistributed (earnings) losses of Dr Pepper/Seven-Up
   Corporation                                                                  (73,125)       91,102      --
                                                                             ----------  ------------  ----------
    Net cash provided by (used in) operating activities....................      (7,640)       (9,051)      6,936
                                                                             ----------  ------------  ----------
Cash flows from investing activities:
  Sales (purchases) of marketable securities with maturities less than
   three months, net.......................................................      --            31,166     (31,166)
  Purchases of marketable securities.......................................      --          (312,108)   (147,053)
  Sales of marketable securities...........................................      --           366,733      92,428
  (Increase) decrease in long-term note receivable from Dr Pepper/Seven-Up
   Corporation.............................................................      --             6,501      (3,350)
                                                                             ----------  ------------  ----------
    Net cash provided by (used in) investing activities....................      --            92,292     (89,141)
                                                                             ----------  ------------  ----------
Cash flows from financing activities:
  Proceeds from long-term debt.............................................      --           375,001      --
  Payments on long-term debt...............................................    (115,512)     (543,738)     --
  Payments of refinancing costs............................................      --           (12,725)     --
  Proceeds from sale of common stock.......................................     305,366       --           --
  Advances (to) from Dr Pepper/Seven-Up Corporation........................     (84,622)       97,633      --
  Repurchase of preferred stock............................................     (98,383)      --           --
  Dividends paid by Dr Pepper in excess of net earnings....................      --           --           78,866
  Other....................................................................         791           588        (290)
                                                                             ----------  ------------  ----------
    Net cash provided by (used in) financing activities....................       7,640       (83,241)     78,576
                                                                             ----------  ------------  ----------
Net decrease in cash and cash equivalents..................................      --           --           (3,629)
Cash and cash equivalents at beginning of year.............................      --           --            3,629
                                                                             ----------  ------------  ----------
Cash and cash equivalents at end of year...................................  $   --      $    --       $   --
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------

           See accompanying notes to condensed financial statements.

                                                                    SCHEDULE III

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

(1) GENERAL
    The accompanying condensed financial statements of Dr Pepper/Seven-Up Companies, Inc. (Company) should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) INVESTMENTS
    The Company's investment in Dr Pepper/Seven-Up Corporation (DP/7UP) includes cumulative advances from DP/7UP of $13,481,000 at December 31, 1993.

(3) OBLIGATIONS, GUARANTEES AND COMMITMENTS
    As of December 31, 1993, the Company had long-term debt of $301,427,000 in the form of 11 1/2% Senior Subordinated Discount Notes due 2002. In addition, the Company has guaranteed the obligations under the DP/7UP Credit Agreement. See note 3 to the consolidated financial statements regarding these obligations.

    Also see notes 6, 7 and 10 to the consolidated financial statements of the Company.

                                                                    SCHEDULE VII

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                   GUARANTEES OF SECURITIES OF OTHER ISSUERS
                               DECEMBER 31, 1993

                                                                   AMOUNT OWNED BY
   NAME OF ISSUER OF                                                  PERSON OR      AMOUNT IN TREASURY
SECURITIES GUARANTEED BY    TITLE OF ISSUE OF      TOTAL AMOUNT      PERSONS FOR        OF ISSUER OF
    PERSON FOR WHICH          EACH CLASS OF       GUARANTEED AND   WHICH STATEMENT       SECURITIES         NATURE OF
   STATEMENT IS FILED     SECURITIES GUARANTEED    OUTSTANDING         IS FILED          GUARANTEED         GUARANTEE
- ------------------------  ---------------------  ----------------  ----------------  ------------------  ----------------
                                                                                                           Guarantee of
   Dr Pepper/Seven-Up                                                                                     principal and
      Corporation           Credit Agreement     $    574,000,000         --                 --              interest

                           NATURE OF ANY DEFAULT BY
                             ISSUER OF SECURITIES
   NAME OF ISSUER OF       GUARANTEED IN PRINCIPAL,
SECURITIES GUARANTEED BY  INTEREST, SINKING FUND OR
    PERSON FOR WHICH      REDEMPTION PROVISIONS, OR
   STATEMENT IS FILED        PAYMENT OF DIVIDENDS
- ------------------------  --------------------------
   Dr Pepper/Seven-Up
      Corporation                    None

                 See accompanying independent auditors' report.

                                                                   SCHEDULE VIII

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               BALANCE AT
                                                BEGINNING   CHARGED TO   CHARGED TO                   BALANCE AT
                                                   OF        COSTS AND      OTHER                       END OF
DESCRIPTION                                      PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS       PERIOD
- ---------------------------------------------  -----------  -----------  -----------  -------------  ------------
Year ended December 31, 1993:
  Allowance for doubtful accounts............   $   1,573    $     274    $  --       $      110      $    1,737
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
  Accumulated amortization of intangible
   assets....................................   $  96,357    $  15,077    $  --       $    --         $  111,434
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
  Accumulated amortization of deferred debt
   issuance costs............................   $   1,508    $   7,203    $  --       $    --         $    8,711
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
Year ended December 31, 1992:
  Allowance for doubtful accounts............   $   1,466    $     399    $  --       $      292      $    1,573
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
  Accumulated amortization of intangible
   assets....................................   $  81,245    $  15,112    $  --       $    --         $   96,357
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
  Accumulated amortization of deferred debt
   issuance costs............................   $  31,317    $   8,484    $  --       $   38,293(1)   $    1,508
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
Year ended December 31, 1991:
  Allowance for doubtful accounts............   $   1,764    $     460    $  --       $      758      $    1,466
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
  Accumulated amortization of intangible
   assets....................................   $  66,090    $  15,155    $  --       $    --         $   81,245
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------
  Accumulated amortization of deferred debt
   issuance costs............................   $  32,940    $   7,412    $  --       $    9,035(1)   $   31,317
                                               -----------  -----------  -----------  -------------  ------------
                                               -----------  -----------  -----------  -------------  ------------

- ------------------------
(1) Represents write-off of the accumulated amortization of deferred debt issuance costs in connection with extinguishments of debt.

                 See accompanying independent auditors' report.

                                                                      SCHEDULE X

              DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         CHARGED TO COSTS AND EXPENSES
                      THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Amortization of intangible assets..........................................  $    15,077  $    15,112  $    15,155
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Amortization of deferred debt issuance costs...............................        7,203        8,484        7,412
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Advertising and promotion..................................................      300,035      271,675      247,893
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------