Form 10-Q
period 1994-05-05
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1994-05-05
CIK 836400

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                               _______________________

                                      FORM 10-Q
     (Mark One)
     [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1994

                                          or

     [ ]Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

     For the transition period _________________   to  ________________

     Commission file number:  1-10064

                               _______________________


                          DR PEPPER/SEVEN-UP COMPANIES, INC.
                (Exact name of Registrant as specified in its charter)

                DELAWARE                              75-2233365
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

        8144 WALNUT HILL LANE    DALLAS, TEXAS      75231-4372
     (Address of principal executive offices)       (Zip Code)

                                    (214) 360-7000
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  [X] Yes    [ ] No

     The  number of  shares  of  each class  of  the Registrant's  common  stock
     outstanding as  of March  31, 1994  was as follows:   61,056,941  shares of
     Common Stock.

                          DR PEPPER/SEVEN-UP COMPANIES, INC.
                                        INDEX


                                                                       PAGE

                          PART I - Financial Information

      Item 1.  Financial Statements

               Consolidated Condensed Balance Sheets
                 March 31, 1994 and December 31, 1993                     3
               Consolidated Condensed Statements of Operations
                 Three months ended March 31, 1994 and 1993               4

               Consolidated Condensed Statement of Stockholders'
               Deficit                                                    5
                 Three months ended March 31, 1994
               Consolidated Condensed Statements of Cash Flows
                 Three months ended March 31, 1994 and 1993               6

               Notes to Consolidated Condensed Financial Statements       7


      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11
                           PART II - Other Information

      Item 1.  Legal Proceedings                                         14
      Item 6.  Exhibits and Reports on Form 8-K                          14



                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In thousands, except share data)

                                                   March 31,   December 31,
                                                      1994         1993
                                                  (Unaudited)
      ASSETS

      Current assets:
        Accounts receivable, less
         allowance for doubtful accounts
         of $1,890 in 1994 and $1,737
         in 1993                               $     90,483        70,255
        Inventories                                  16,582        14,550
        Prepaid advertising and other
         current assets                               8,467        18,480
        Deferred income taxes                        24,253        24,175
           Total current assets                     139,785       127,460

      Property, plant and equipment, net             18,860        19,012

      Intangible assets                             602,860       602,860
      Less accumulated amortization                 115,204       111,434
           Total intangible assets, net             487,656       491,426
      Other assets, principally deferred
       debt issuance costs, net                      38,818        42,125

           Total assets                        $    685,119       680,023



      LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current liabilities:
        Accounts payable                       $    20,903          25,060
        Accrued expenses                            70,816          84,292
        Current portion of long-term debt           85,172          85,274
           Total current liabilities               176,891         194,626

      Long-term debt, less current portion         790,990         790,540
      Deferred credits and other                    28,841          28,805
      Deferred income taxes                         95,911          86,156

      Stockholders' deficit:







        Common Stock, $.01 par value,
         61,059,632 shares in 1994 and
         60,796,377 shares in 1993 issued              611             608
        Additional paid-in capital                 409,743         406,728
        Accumulated deficit                       (818,088)       (827,672)
        Foreign currency translation
         adjustment                                    220             232
        Treasury stock, 2,691 shares in
         1994 and 148,152 shares in 1993,
         at cost                                         -               -

          Total stockholders' deficit             (407,514)       (420,104)


          Total liabilities and
           stockholders' deficit               $   685,119         680,023


     See accompanying notes to consolidated condensed financial statements.

                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  For the Three Months Ended March 31, 1994 and 1993
                                      Unaudited
                       (In thousands, except per share amounts)

                                                  1994         1993
      Net sales                           $    185,741      170,782
      Cost of sales                             31,757       26,216
          Gross profit                         153,984      144,566
      Operating expenses:
       Marketing                                94,137       90,213
       General and administrative                8,383        7,319
       Amortization of intangible assets         3,769        3,789
        Total operating expenses               106,289      101,321

        Operating profit                        47,695       43,245

      Other income (expense):
       Interest expense                        (18,327)     (24,346)
       Other, net                                 (401)        (280)

        Income before income taxes and
         extraordinary item                     28,967       18,619
      Income tax expense                        11,271          607

        Income before extraordinary item        17,696       18,012

      Extraordinary item -
       extinguishments of debt, less
       applicable income taxes                   8,112       14,901
          Net income                      $      9,584        3,111

      Income per common share and share
       equivalents:
        Income before extraordinary item  $       0.26         0.31
        Extraordinary item                       (0.12)       (0.26)

          Net income                      $       0.14         0.05

      Weighted average shares and share
       equivalents outstanding                  66,972       57,971

     See accompanying notes to consolidated condensed financial statements.

                  DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                       For the Three Months Ended March 31, 1994
                                     Unaudited
                                  (In thousands)

                                                                                        Foreign                        Total
                                Number                 Additional                      Currency                       Stock-
                                  of        Common      Paid-in       Accumulated     Translation     Treasury       holders'
                                Shares      Stock       Capital         Deficit       Adjustment       Stock          Deficit

     Balance at December 31,
        1993                     60,648   $  608     $   406,728    $  (827,672)    $     232       $    -        $ (420,104)

     Exercise of employee
      stock options,
     including tax benefits         263        3           2,859              -             -            -             2,862

     Net income                       -        -               -          9,584             -            -             9,584


     Other                          146        -             156              -           (12)           -               144
                                -------     ------      --------       --------      --------         --------      --------
     Balance at March 31,
        1994                     61,057   $  611     $   409,743    $  (818,088)    $     220       $    -        $ (407,514)
                                =======     ======      ========       ========      ========         ========      ========


     See accompanying notes to consolidated condensed financial statements.

                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                      Unaudited
                                    (In thousands)

                                                        1994          1993
      Cash flows from operating activities:
         Net income                            $       9,584          3,111
         Adjustments to reconcile net income
          to net cash provided by
          operating activities:
           Depreciation and amortization of
             intangibles, debt discounts and
             deferred debt issuance costs             14,423         16,569
           Deferred income taxes                       9,677              -
           Debt restructuring charge                   1,305          6,815
           Changes in assets and liabilities:
            Accounts receivable                      (20,228)       (16,493)
            Inventories                               (2,032)        (2,133)
            Prepaid advertising and other             10,556         10,167
             assets
            Accounts payable and accrued             (17,817)       (12,436)
             expenses
            Other                                      2,419             88
              Net cash provided by operating
               activities                              7,887          5,688
      Cash flow from investing activities:
         Capital expenditures                           (589)          (182)
         Other                                          (550)             -
              Net cash used in investing
               activities                             (1,139)          (182)

      Cash flows from financing activities:
         Proceeds from sale of common stock                -        305,873
         Proceeds from long-term debt                 89,000         23,000
         Payments on long-term debt                  (48,115)      (214,503)
         Redemption of preferred stock                     -        (98,383)
         Retirement of subordinated debt             (48,445)             -
         Increase (decrease) in cash
          overdraft                                      184         (5,181)
         Other                                           628             13
              Net cash provided by (used in)
               financing activities                   (6,748)        10,819

      Net increase in cash and cash
       equivalents                                         -         16,325

      Cash and cash equivalents at beginning
       of period                                           -              -







      Cash and cash equivalents at end of      $           -         16,325
       period


     See accompanying notes to consolidated condensed financial statements.

                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      UNAUDITED
                                    MARCH 31, 1994



     1.  General

      The accompanying consolidated condensed balance sheet as of March 31, 1994, the consolidated condensed statements of operations for the three months ended March 31, 1994 and 1993, the consolidated condensed statement of stockholders' deficit for the three months ended March 31, 1994 and the consolidated condensed statements of cash flows for the three months ended March 31, 1994 and 1993 are unaudited but include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the operating results that may be expected for the full fiscal year. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements. They should be read in conjunction with the
      consolidated   financial      statements       of       Dr Pepper/Seven-Up
      Companies, Inc. and subsidiaries for the year ended December 31, 1993 included in the Company's Annual Report on Form 10-K.

      As hereinafter used, unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Companies, Inc. together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. Dr Pepper/Seven-Up Corporation ("DP/7UP") is a direct operating subsidiary of the Holding Company.

      Income per common share and share equivalents is based on the income applicable to the fully diluted weighted average number of shares of the Company's common stock ("Common Stock") outstanding of approximately 66,972,000 and 57,971,000 shares for the three months ended March 31, 1994 and 1993, respectively. The weighted average number of shares of Common Stock outstanding assumes the exercise of dilutive warrants and stock options. Income per common share and share equivalents is the same for primary and fully diluted per share amounts.

     2.  Inventories

      Inventories consisted of the following at March 31, 1994 and December 31, 1993 (in thousands):

                    1994        1993

             Finished products             $   5,641      5,362
             Raw materials and supplies       10,941      9,188
                Total inventories          $  16,582     14,550

     3.  Subordinated Debt Retirement

      In the first quarter of 1994, the Holding Company completed an open market purchase of a portion of its 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes"). DP/7UP borrowed $59.6 million under its credit agreement (the "Credit Agreement") to retire $48.4 million accreted value of the Discount Notes. In connection with this transaction, the Company recorded an extraordinary charge of $8.1 million. The charge reflected a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of accreted value, net of tax.


     4.  Contingencies

      (a)  Internal Revenue Service Matter

        The Internal Revenue Service has completed its examination of Federal income tax returns of Dr Pepper Company ("Dr Pepper") and The Seven-Up Company ("Seven-Up"), predecessors in interest to DP/7UP, for the periods ended December 31, 1986, December 31, 1987 and May 19, 1988, and of the Company for the period ended December 31, 1988. The Company has been notified of proposed IRS adjustments disallowing certain deductions, including substantially all amortization of intangible assets related to the 1986 acquisitions of Dr Pepper and Seven-Up. If the adjustments are sustained, in whole or in part, the Company's net operating loss carryforwards for federal income tax purposes would be significantly reduced or eliminated. The Company is vigorously contesting the proposed adjustments. Management of the Company believes the ultimate resolution of the proposed adjustments will not have a material adverse effect on the Company's operating results or financial condition.

      (b)  Steiner Litigation

        Sidney J. Steiner, the landlord under the Company's former lease covering its former headquarters facilities, and Harbord Midtown, a Texas partnership, filed suit against the Company in the 95th Judicial District Court, Dallas County, Texas, on May 25, 1988 in connection with the Company's move of its corporate headquarters. The landlord has alleged that the Company breached an oral agreement to lease space in a new office building the landlord planned to construct on such premises. The landlord seeks to recover $470,000 in architectural fees and other costs claimed to have been incurred as a result of such agreement and the landlord claims to have suffered $24 million in other damages as a result of the Company's alleged breach. Additionally, on October 12, 1989, the landlord amended its complaint in this cause of action to include allegations that the Company fraudulently misrepresented the existence of asbestos in the Company's former headquarters facilities, which were purchased by the landlord and leased back to the Company in 1985. The landlord claims damages in excess of $4 million related to these new allegations.

        The lawsuit was dismissed without prejudice pursuant to an Agreed Order Granting Joint Motion for Non-Suit on May 18, 1992. Subsequent to filing the lawsuit, Steiner sold the property and the claim in litigation to a third party, who in turn later sold the property and the claim to another party, who became a debtor in a bankruptcy proceeding. The trustee in bankruptcy sold the claim in the lawsuit to Canco Properties ("Canco"), San Antonio, Texas, who refiled the lawsuit on January 29, 1993. By letter dated September 21, 1993, Canco claimed that additional discovery and investigation resulted in an increase in estimated damages, and now estimates their damages to be over $31.5 million with punitive damages in excess of $50 million in the aggregate. The court has set a trial date of June 27, 1994.

        On December 4, 1990, Steiner filed a claim with the American Arbitration Association seeking compensation for damage allegedly caused by the Company to its former corporate headquarters building during the Company's occupancy of such building as tenant under a lease agreement with Steiner. This claim was subsequently sold in the same manner as described in the immediately preceding paragraph with respect to the litigation and is now owned by Canco. Canco presently seeks damages in connection with this claim in the amount of approximately $11.5 million as well as an unspecified amount of punitive damages and attorneys' fees. An arbitration hearing with respect to this claim began on November 8, 1993 in Dallas, Texas; however, due to the death of the arbitrator, a new arbitrator has been appointed and a new arbitration hearing will have to be scheduled. The decision of the arbitrator will be binding on the parties.

        The Company believes that the claims alleged in the lawsuit and arbitration proceeding are without merit and intends to vigorously contest these allegations. The Company further believes that the resolution of these matters will not have a material adverse effect on its operating results or financial condition.

      (c)  Other Litigation

        DP/7UP is a defendant in various other lawsuits arising out of the ordinary conduct of its business. Management of the Company believes the resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                         Management's Discussion and Analysis
                   of Financial Condition and Results of Operations
                                    March 31, 1994

     Results of Operations - Three Months Ended March 31, 1994 Compared to Three
                             Months Ended March 31, 1993


      Net sales for the three months ended March 31, 1994 increased 8.8% to $185.7 million compared to $170.8 million for the three months ended March 31, 1993. The increase was primarily the result of increased sales volume for DR PEPPER brands over the comparable period in 1993, as well as selected price increases.

      Cost of sales for the three months ended March 31, 1994 increased 21.1% to $31.8 million compared to $26.2 million in the first three months of 1993. This increase resulted from the increase in concentrate and syrup sales volume. Gross profit as a percentage of net sales for the three months ended March 31 decreased from 84.6% in 1993 to 82.9% in 1994, primarily reflecting increased sales of IBC's lower-margin finished goods and product mix.

      Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased 4.9% to $106.3 million in the first three months of 1994 compared to $101.3 million in the same period of the prior year. This increase was primarily due to increased marketing expenses in response to improved sales volume.

      As a result of the above factors, operating profit for the three months ended March 31, 1994 increased 10.3% to $47.7 million compared to $43.2 million in the first three months of 1993.

      Interest expense for the three months ended March 31, 1994 decreased 24.7% to $18.3 million compared to $24.3 million in the first three months of 1993. This decrease was principally due to the repayment of debt with the net proceeds of the Company's public offering of its Common Stock during the first quarter of 1993 (the "Offering") and the recent retirement of a portion of the Discount Notes which together reduced outstanding borrowings and resulted in lower interest rates on borrowings.

      The increase in income tax expense in the first quarter of 1994 as compared to the same period in 1993 is principally due to the utilization of net operating loss carryforwards during the first quarter of 1993. Income tax expense for the first quarter of 1993 consists principally of current state tax expense.

      In connection with the retirement of a portion of the Discount Notes, an extraordinary charge of $8.1 million was recorded in the first quarter of 1994, net of a $4.4 million tax effect. The extraordinary charge reflected a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.

      In connection with the Offering, a $14.9 million extraordinary charge was recorded in the first quarter of 1993 which included a write-off of a portion of the unamortized balance of deferred debt issuance costs and the payment of premiums on the redemption of a portion of the Discount Notes.

      As a result of the above factors,   the Company earned $9.6 million of net
     income in the first three months of 1994 compared to $3.1 million of net income earned in the same period of 1993.

     Liquidity and Capital Resources

      The Company believes that cash provided by operations, together with borrowings under DP/7UP's $150.0 million revolving facility (the "Revolving Facility"), will be sufficient to fund its working capital requirements, capital expenditures and principal, interest and dividend requirements described below.

      The Holding Company conducts its business through DP/7UP and the primary asset of the Holding Company is the common stock of DP/7UP. The Holding Company has no material operations of its own. Accordingly, the Holding Company is dependent on the cash flow of DP/7UP to meet its obligations. The Holding Company has no material obligations other than those under the Discount Notes and certain contingent obligations under the Holding Company's guarantee of DP/7UP's obligations under the Credit Agreement. Accordingly, the Holding Company is not expected to have any material need for cash until interest on the Discount Notes becomes payable in cash on May 1, 1998. The Holding Company will be required to make sinking fund payments equal to 25% of the then outstanding principal amount of the Discount Notes in each of 2000 and 2001. The Discount Notes will mature in 2002. The Credit Agreement imposes significant restrictions on the payment of dividends and the making of loans by DP/7UP to the Holding Company. The Credit Agreement does, however, allow DP/7UP to pay dividends to the Holding Company in an amount necessary to make cash interest payments on the Discount Notes, provided that such interest payments are permitted to be made at such time in accordance with the subordination provisions relating to the Discount Notes and so long as no payment default or bankruptcy default then exists under the Credit Agreement with respect to the Holding Company or DP/7UP. The Holding Company's access to the cash flow of DP/7UP is further restricted because DP/7UP may not make any dividend payments to the Holding Company unless all accumulated and unpaid dividends on the outstanding shares of the $1.375 Senior Exchangeable Preferred Stock of DP/7UP (the "DP/7UP Preferred Stock") (and any DP/7UP preferred stock that may be issued in the future) are paid in full. In addition, the indenture governing the exchange debentures into which the DP/7UP Preferred Stock is exchangeable limits the payment of dividends and the making of loans by DP/7UP to the Holding Company. The indenture governing the Discount Notes also imposes limits on the payment of dividends by the Holding Company.

      The operations of DP/7UP do not require significant outlays for capital expenditures, and its working capital requirements have historically been funded with internally generated funds. Marketing expenditures have historically been, and are expected to remain, the principal recurring use of funds for the foreseeable future. Such expenditures are, to an extent, controllable by management and are generally based on a percentage of unit sales volume. DP/7UP's other principal use of funds in the future will be the payment of principal and interest under the Credit Agreement, the payment of dividends on, or the repurchase or redemption of, the outstanding shares of DP/7UP Preferred Stock and the payment of dividends to the Holding Company for purposes of making principal and interest payments on the Discount Notes. As of March 31, 1994, DP/7UP is required to repay the remaining principal of $525.0 million under its term loan facility (the "Term Loan Facility") as follows: $85.0 million in 1994, $100.0 million in 1995, $110.0 million in 1996, and $115.0 million in each of 1997 and 1998. The Revolving Facility includes an amount for letters of credit in an aggregate face amount of up to $15.0 million. At March 31, 1994, the outstanding balance of revolving loans and the aggregate face amount of letters of credit issued under the Revolving Facility were $90.0 million and $0.6 million, respectively. A total of $15.6 million of the available credit under the Revolving Facility is reserved for use to repurchase or redeem shares of DP/7UP Preferred Stock and, if not so used by September 1, 1994, is required to be used to repay borrowings under the Term Loan Facility. The Revolving Facility will mature on the earlier to occur of (i) December 31, 1998 or (ii) the date on which there are no amounts outstanding under the Term Loan Facility.

      The Company has entered into interest rate swap and interest rate cap agreements in part to satisfy certain terms of the Credit Agreement. At March 31, 1994, LIBOR-based interest rate swap agreements covered notional amounts of $350.0 million and $300.0 million expiring on December 1, 1994 and December 1, 1995, respectively. The interest rate differential to be received or paid is recognized as an adjustment to interest expense.

      The Company had working capital deficits of $37.1 million at March 31, 1994 and $67.2 million at December 31, 1993. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at March 31, 1994 was improved from the December 31, 1993 deficit by the net increase in working capital components as a result of the timing of cash receipts and disbursements and the seasonal nature of the business. The Company does not believe that such deficits will have a material adverse effect on the liquidity or operations of the Company.

      The Credit Agreement contains numerous financial and operating covenants and prohibitions that impose limitations on the Company's liquidity, including the satisfaction of certain financial ratios and limitations on the incurrence of additional indebtedness. Through March 31, 1994, the Company has satisfied all required financial ratios. The indenture governing the Discount Notes also contains covenants that impose limitations on the Company's liquidity, including a limitation on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with the financial covenants in the Credit Agreement and the indenture will be dependent upon future performance, which is subject to financial, economic, competitive and other factors affecting the Holding Company and DP/7UP, many of which are beyond their control.


     Item 1. Legal Proceedings

             See Note 4 to Consolidated Condensed Financial Statements which is hereby incorporated by reference.


     Item 6. Exhibits And Reports On Form 8-K

             (a)   Exhibits

                   None

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed for the three months ended March 31, 1994.

                          DR PEPPER/SEVEN-UP COMPANIES, INC.


                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DR PEPPER/SEVEN-UP COMPANIES, INC.



     Date:    May 5, 1994




                            /s/   IRA M. ROSENSTEIN
                                  Ira M. Rosenstein
                             Executive Vice President and
                               Chief Financial Officer