Form 10-Q
period 1994-08-03
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1994-08-03
CIK 836400

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                                      (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                     For the quarterly period ended June 30, 1994

                                          or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the transition period               to

     Commission file number:            1-10064


                          DR PEPPER/SEVEN-UP COMPANIES, INC.
                (Exact name of Registrant as specified in its charter)

          DELAWARE                                     75-2233365
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

          8144 WALNUT HILL LANE         DALLAS, TEXAS  75231-4372
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

     The number of shares of each class of Registrant's common stock outstanding as of June 30, 1994 was as follows: 61,507,541 shares of Common Stock.

                          DR PEPPER/SEVEN-UP COMPANIES, INC.
                                        INDEX


                                                                      Page

                            Part I - Financial Statements

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets
              June 30, 1994 and December 31, 1993                      3

             Consolidated Condensed Statements of Operations
              Three and six months ended June 30, 1994 and 1993        4

             Consolidated Condensed Statement of Stockholders' Deficit
              Six months ended June 30, 1994                           5

             Consolidated Condensed Statements of Cash Flows
              Six months ended June 30, 1994 and 1993                  6

             Notes to Consolidated Condensed Financial Statements      7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations          11

                             Part II -  Other Information

     Item 1. Legal Proceedings                                        14

     Item 4. Submission of Matters to a Vote of Security Holders      15

     Item 6. Exhibits and Reports on Form 8-K                         15

                                             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                                               (In thousands)

                                                                            June 30,    December 31,
                                                                              1994          1993
                                                                           (Unaudited)
      ASSETS

      Current assets:
        Accounts receivable, less allowance for doubtful
         accounts of $2,042 in 1994 and $1,737 in 1993               $       92,830        70,255  Inventories17,00014,550
        Prepaid advertising and other current assets                         12,247        18,480
        Deferred income taxes                                                24,399        24,175
           Total current assets                                             146,476       127,460

      Property, plant and equipment, net                                     18,632        19,012

      Intangible assets                                                     538,317       602,860
        Less accumulated amortization                                       117,986       111,434
           Total intangible assets, net                                     420,331       491,426

      Other assets, principally deferred debt issuance costs, net            41,333        42,125

           Total assets                                              $      626,772       680,023




      LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current liabilities:
        Accounts payable                                            $       16,588          25,060
        Accrued expenses                                                    74,868          84,292
        Current portion of long-term debt                                   90,067          85,274
           Total current liabilities                                       181,523         194,626

      Long-term debt, less current portion                                 762,954         790,540
      Deferred credits and other                                            28,889          28,805
      Deferred income taxes                                                 32,002          86,156

      Stockholders' deficit:
       Common Stock, $.01 par value, 61,509,992
        shares in 1994 and 60,796,377 shares in 1993 issued                    615             608
       Additional paid-in capital                                          414,844         406,728
       Accumulated deficit                                                (794,274)       (827,672)
       Foreign currency translation adjustment                                 219             232

       Treasury stock, 2,451 shares in 1994 and 148,152
        shares in 1993, at cost                                                  -               -

           Total stockholders' deficit                                    (378,596)       (420,104)
           Total liabilities and stockholders' deficit              $      626,772         680,023


     See accompanying notes to consolidated condensed financial statements.

                                             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      For the Three Months and Six Months Ended June 30, 1994 and 1993
                                                                  Unaudited
                                                  (In thousands, except per share amounts)

                                                          Three Months              Six Months
                                                       1994        1993        1994         1993
      Net sales                                 $    197,389     182,523     383,130     353,305
      Cost of sales                                   32,876      31,468      64,633      57,684
          Gross profit                               164,513     151,055     318,497     295,621
      Operating expenses:
       Marketing                                      98,533      88,375     192,670     178,588
       General and administrative                      7,933       7,037      16,316      14,356
       Amortization of intangible assets               2,782       3,789       6,551       7,578
        Total operating expenses                     109,248      99,201     215,537     200,522

        Operating profit                              55,265      51,854     102,960      95,099

      Other income (expense):
       Interest expense                              (18,283)    (21,058)    (36,610)    (45,404)
       Other, net                                       (406)        330        (807)         50

        Income before income taxes and
         extraordinary item                           36,576      31,126      65,543      49,745

      Income tax expense                              12,762         855      24,033       1,462

        Income before extraordinary item              23,814      30,271      41,510      48,283


      Extraordinary item -
       extinguishments of debt, less
       applicable income taxes                             -           -       8,112      14,901

        Net income                                    23,814      30,271      33,398      33,382
      Income per common share and share
       equivalents:
       Income before extraordinary item         $       0.36        0.46        0.62        0.78

       Extraordinary item                                  -           -       (0.12)      (0.24)
        Net income                              $       0.36        0.46        0.50        0.54

      Weighted average shares and share
       equivalents outstanding                        66,937      66,267      66,958      62,188


     See accompanying notes to consolidated condensed financial statements.

                                             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                   For the Six Months Ended June 30, 1994
                                                                  Unaudited
                                                               (In thousands)

                                                                                Foreign
                                                                                Currency
                                                                                Trans-                     Total
                                                  Additional                    lation                     Stock-
                            Number of    Common    Paid-in      Accumulated     Adjust-   Treasury        holders'
                             Shares      Stock     Capital        Deficit       ment       Stock          Deficit
      Balance at
      December 31,
       1993                  60,648      $ 608     $406,728      $(827,672)      $232     $   -          $(420,104)

      Exercise of
       employee
       stock options,
       including tax
       benefits                 714          7        7,889              -          -         -              7,896
      Net income                  -          -            -         33,398          -         -             33,398

      Other                     146          -          227              -        (13)        -                214
                             ------      ------     -------       --------     ------     ------           -------
      Balance at
       June 30, 1994         61,508      $ 615     $414,844      $(794,274)      $219     $   -          $(378,596)
                             ======      ======     =======        =======     ======     ======           =======

     See accompanying notes to consolidated condensed financial statements.

                                             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               For the Six Months Ended June 30, 1994 and 1993
                                                                  Unaudited
                                                               (In thousands)
                                                                              1994           1993
      Cash flows from operating activities:
         Net income                                                   $      33,398         33,382
         Adjustments to reconcile net income to net cash provided
          by operating activities:     Depreciation and amortization of intangibles, debt
            discounts and deferred debt issuance costs                       27,433         30,922
           Deferred income taxes                                             11,665              -
           Debt restructuring charge                                          1,305          6,815
           Changes in assets and liabilities:
            Accounts receivable                                             (22,575)       (29,018)
            Inventories                                                      (2,450)        (3,682)
            Prepaid advertising and other assets                              3,142          9,124
            Accounts payable and accrued expenses                           (18,140)       (20,128)
            Other                                                             5,733            362
              Net cash provided by operating activities                      39,511         27,777

      Cash flows from investing activities:
         Capital expenditures                                                (1,094)          (593)
         Other                                                                 (697)             -
              Net cash used in investing activities                          (1,791)          (593)

      Cash flows from financing activities:
         Proceeds from sale of common stock                                       -        305,873
         Proceeds from long-term debt                                       162,000        139,000
         Payments on long-term debt                                        (151,735)      (375,750)
         Redemption of preferred stock                                            -        (98,383)
         Retirement of subordinated debt                                    (48,445)             -
         Increase (decrease) in cash overdraft                               (1,256)         2,063
         Other                                                                1,716             13

              Net cash used in financing activities                         (37,720)       (27,184)
      Net decrease in cash and cash equivalents                                   -              -

      Cash and cash equivalents at beginning of period                            -              -

      Cash and cash equivalents at end of period                      $           -              -


     See accompanying notes to consolidated condensed financial statements.

                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      UNAUDITED
                                    JUNE 30, 1994



     1.   General

          The accompanying consolidated condensed balance sheet as of June 30, 1994, the consolidated condensed statements of operations for the three months and six months ended June 30, 1994 and 1993, the consolidated condensed statement of stockholders' deficit for the six months ended June 30, 1994 and the consolidated condensed statements of cash flows for the six months ended June 30, 1994 and 1993 are unaudited but include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. The results of operations for the three months and six months ended June 30, 1994 are not necessarily indicative of the operating results that may be expected for the full fiscal year. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements. They should be read in conjunction with the consolidated financial statements of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries for the year ended December 31, 1993 included in the Company's Annual Report on Form 10-K.

          As hereinafter used, unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Companies, Inc. together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. Dr Pepper/Seven-Up Corporation ("DP/7UP") is a direct operating subsidiary of the Holding Company.

          Income per common share and share equivalents is based on the income applicable to the fully diluted weighted average number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), outstanding of approximately 66,937,000 and 66,267,000 shares for the three months ended June 30, 1994 and 1993, respectively, and 66,958,000 and 62,188,000 shares for the six months ended June 30, 1994 and 1993, respectively. The weighted average number of shares of Common Stock outstanding assumes the exercise of dilutive warrants and stock options. Income per common share and share equivalents is the same for primary and fully diluted per share amounts.

     2.   Inventories

          Inventories   consisted  of  the  following   at  June  30,  1994  and
          December 31,  1993 (in thousands):

                                                    1994      1993
              Finished products               $    5,746      5,362
              Raw materials and supplies          11,254      9,188
                                                  ------     ------
                  Total inventories           $   17,000     14,550
                                                  ======     ======


     3.   Subordinated Debt Retirement

          In the first quarter of 1994, the Company completed an open market purchase of a portion of its 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes"). The Company borrowed $59.6 million under its credit agreement (the "Credit Agreement") to retire $48.4 million accreted value of the Discount Notes. In connection with this transaction, the Company recorded an extraordinary charge of $8.1 million. The charge reflected a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of accreted value, net of tax.


     4.   Preferred Stock Redemption

          On July 8, 1994, DP/7UP called for redemption all of its outstanding shares of DP/7UP Preferred Stock (as hereinafter defined). All 1,268,174 outstanding shares will be redeemed on August 31, 1994 at a redemption price of $10.9625 per share. DP/7UP will use approximately $13.9 million of Credit Agreement borrowings to effect the redemption.


     5.   Contingencies

          (a)  Internal Revenue Service Matter

               The Internal Revenue Service has completed its examination of Federal income tax returns of Dr Pepper Company ("Dr Pepper") and The Seven-Up Company ("Seven-Up"), predecessors in interest to DP/7UP, for the periods ended December 31, 1986, December 31, 1987 and May 19, 1988, and of the Company for the period ended December 31, 1988. The Company was notified of proposed IRS adjustments disallowing certain deductions, including substantially all amortization of intangible assets related to the 1986 acquisitions of Dr Pepper and Seven-Up. During the second quarter of 1994, the Company accepted a global tax settlement from the IRS with respect to certain proposed adjustments relating to the deductibility of a portion of intangible assets. As a result of the settlement, the Company reduced its recorded deferred tax liabilities by approximately $65.0 million. The corresponding effect of this adjustment to deferred tax liabilities was applied as a reduction of intangible assets for financial reporting purposes. If the remaining proposed IRS adjustments are sustained, in whole or in part, the Company's net operating loss carryforwards for federal income tax purposes would be significantly reduced. The Company is vigorously contesting the remaining proposed adjustments. Management of the Company believes the ultimate resolution of the remaining proposed adjustments will not have a material adverse effect on the Company's operating results or financial condition.

          (b)  Steiner Litigation

               Sidney J. Steiner, the landlord under the Company's former lease covering its former headquarters facilities, and Harbord Midtown, a Texas partnership, filed suit against the Company in the 95th Judicial District Court, Dallas County, Texas, on May 25, 1988 in connection with the Company's move of its corporate headquarters. The landlord has alleged that the Company breached an oral agreement to lease space in a new office building the landlord planned to construct on such premises. The landlord seeks to recover $470,000 in architectural fees and other costs claimed to have been incurred as a result of such agreement and the landlord claims to have suffered $24.0 million in other damages as a result of the Company's alleged breach. Additionally, on October 12, 1989, the landlord amended its complaint in this cause of action to include allegations that the Company fraudulently misrepresented the existence of asbestos in the Company's former headquarters facilities, which were purchased by the landlord and leased back to the Company in 1985. The landlord claims damages in excess of $4.0 million related to the additional allegations.

               The lawsuit was dismissed without prejudice pursuant to an Agreed Order Granting Joint Motion for Non-Suit on May 18, 1992. Subsequent to filing the lawsuit, Steiner sold the property and the claim in litigation to a third party, who in turn later sold the property and the claim to another party, who became a debtor in a bankruptcy proceeding. The trustee in bankruptcy sold the claim in the lawsuit to Canco Properties ("Canco"), San Antonio,

               Texas, who
               refiled the lawsuit on January 29, 1993. By letter dated September 21, 1993, Canco claimed that additional discovery and investigation resulted in an increase in estimated damages, and now estimates their damages to be over $31.5 million, with punitive damages in excess of $50.0 million in the aggregate. On May 4, 1994, Canco amended its petition to add claims for negligent misrepresentation and fraud based upon the Company's alleged failure to disclose the existence of water leaks in the building at the time the building was sold to Steiner in August 1985. The court has set a trial date of September 19, 1994.

               On December 4, 1990, Steiner filed a claim with the American Arbitration Association seeking compensation for damage allegedly caused by the Company to its former corporate headquarters building during the Company's occupancy of such building as tenant under a lease agreement with Steiner. This claim was subsequently sold in the same manner as described in the immediately preceding paragraph with respect to the litigation and is now owned by Canco. Canco presently seeks damages in connection with this claim in the amount of approximately $11.5 million as well as an unspecified amount of punitive damages and attorneys' fees. An arbitration hearing with respect to this claim began on November 8, 1993 in Dallas, Texas; however, due to the death of the arbitrator, a new arbitrator was appointed. The parties conducted the arbitration hearing from June 28 through July 7, 1994. The parties will be submitting post-hearing briefs on August 3, 1994 and a decision by the arbitrator is expected within thirty days of such date. The decision of the arbitrator will be binding on the parties.

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

                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                         Management's Discussion and Analysis
                   of Financial Condition and Results of Operations
                                    June 30, 1994

     Results of  Operations -  Six Months  Ended June 30,  1994 Compared  to Six
     Months
          Ended June 30, 1993 and Three Months Ended June 30, 1994 Compared to Three Months Ended June 30, 1993

          Net sales for the six months ended June 30, 1994 increased 8.4% to $383.1 million compared to $353.3 million for the six months ended June 30, 1993. Net sales for the three months ended June 30, 1994 increased 8.1% to $197.4 million compared to $182.5 million in the second quarter of 1993. The increases were primarily the result of increased sales volume for DR PEPPER brands over the comparable periods in 1993, as well as selected price increases.

          Cost of sales for the six months ended June 30, 1994 increased 12.0% to $64.6 million compared to $57.7 million in the first six months of 1993. Cost of sales for the three months ended June 30, 1994 increased 4.5% to $32.9 million compared to $31.5 million in the second quarter of 1993. These increases resulted from the increase in concentrate and syrup sales volume. Gross profit as a percentage of net sales for the six months ended June 30 decreased from 83.7% in 1993 to 83.1% in 1994, primarily reflecting increased sales of IBC's lower-margin finished goods and product mix.

          Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased 7.5% to $215.5 million in the first six months of 1994 compared to $200.5 million in the same period of the prior year. Total operating expenses for the three months ended June 30, 1994 increased 10.1% to $109.2 million from $99.2 million in the second quarter of the prior year. These increases were primarily due to increased marketing expenses in response to improved sales volume.

          As a result of the above factors, operating profit for the six months ended June 30, 1994 increased 8.3% to $103.0 million compared to $95.1 million in the first six months of 1993. Operating profit for the three months ended June 30, 1994 of $55.3 million was 6.6% higher than the $51.9 million operating profit earned in the second quarter of 1993.

          Interest expense for the six months ended June 30, 1994 decreased 19.4% to $36.6 million compared to $45.4 million in the first six months of 1993. Interest expense for the three months ended June 30, 1994 decreased 13.2% to $18.3 million compared to $21.1 million in the second quarter of

     1993. These decreases were principally due to the impact of the Company's deleveraging efforts.

          The increase in income tax expense in the six and three months of 1994 as compared to the same periods in 1993 is principally due to the utilization of net operating loss carryforwards during 1993. Income tax expense for the first six months and second quarter of 1993 consisted principally of current state tax expense.

          In connection with the retirement of a portion of the Discount Notes, an extraordinary charge of $8.1 million was recorded in the first six months of 1994, net of a $4.4 million tax effect. The extraordinary charge reflects a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.

          In connection with the Company's public offering of its Common Stock during the first quarter of 1993, a $14.9 million extraordinary charge was recorded in the first six months of 1993 which included a write-off of a portion of the unamortized balance of deferred debt issuance costs and the payment of premiums on the redemption of a portion of the Discount Notes.

          As a result of the above factors, the Company earned $33.4 million of net income in the first six months of both 1994 and 1993. For the three months ended June 30, 1994 the Company earned $23.8 million of net income compared to $30.3 million of net income earned in the second quarter of 1993.


     LIQUIDITY AND CAPITAL RESOURCES

          The Company believes that cash provided by operations, together with borrowings under DP/7UP's $150.0 million revolving facility (the "Revolving Facility"), will be sufficient to fund its working capital requirements, capital expenditures and principal, interest and dividend requirements described below.

          The Holding  Company  conducts its  business  through DP/7UP  and  the primary asset of the Holding Company is the common stock of DP/7UP. The Holding Company has no material operations of its own. Accordingly, the
     Holding Company is dependent on the cash flow of DP/7UP to meet its obligations. The Holding Company has no material obligations other than those under the Discount Notes and certain contingent obligations under the Holding Company's guarantee of DP/7UP's obligations under the Credit Agreement. Accordingly, the Holding Company is not expected to have any material need for cash until interest on the Discount Notes becomes payable in cash on May 1, 1998. The Holding Company will be required to make sinking fund payments equal to 25% of the then outstanding principal amount of the Discount Notes in each of 2000 and 2001. The Discount Notes will mature in 2002. The Credit Agreement imposes significant restrictions on the payment of dividends and the making of loans by DP/7UP to the Holding Company. The Credit Agreement does, however, allow DP/7UP to pay dividends to the Holding Company in an amount necessary to make cash interest payments on the Discount Notes, provided that such interest payments are permitted to be made at such time in accordance with the subordination provisions relating to the Discount Notes and so long as no payment default or bankruptcy default then exists under the Credit Agreement with respect to the Holding Company or DP/7UP. The Holding Company's access to the cash flow of DP/7UP is further restricted because DP/7UP may not make any dividend payments to the Holding Company unless all accumulated and unpaid dividends on the outstanding shares of the $1.375 Senior Exchangeable Preferred Stock of DP/7UP (the "DP/7UP Preferred Stock") (and any DP/7UP preferred stock that may be issued in the future) are paid in full. In addition, the indenture governing the exchange debentures into which the DP/7UP Preferred Stock is exchangeable limits the payment of dividends and the making of loans by DP/7UP to the Holding Company. On July 8, 1994, DP/7UP called for redemption all of its outstanding shares of DP/7UP Preferred Stock. The shares will be redeemed on August 31, 1994 at a redemption price of $10.9625 per share. The indenture governing the Discount Notes also imposes limits on the payment of dividends by the Holding Company.

          The operations of DP/7UP do not require significant outlays for capital expenditures, and its working capital requirements have historically been funded with internally generated funds. Marketing expenditures have historically been, and are expected to remain, the principal recurring use of funds for the foreseeable future. Such expenditures are, to an extent, controllable by management and are generally based on a percentage of unit sales volume. DP/7UP's other principal use of funds in the future will be the payment of principal and interest under the Credit Agreement, the payment of dividends on, or the repurchase or redemption of, the outstanding shares of DP/7UP Preferred Stock and the payment of dividends to the Holding Company for purposes of making principal and interest payments on the Discount Notes. As of June 30, 1994, DP/7UP is required to repay the remaining principal of $482.5 million under its term loan facility (the "Term Loan Facility") as follows:
     $42.5 million  in 1994, $100.0 million in 1995, $110.0 million in 1996, and
     $115.0 million in each of 1997 and 1998. The Revolving Facility includes an amount for letters of credit in an aggregate face amount of up to $15.0 million. At June 30, 1994, the outstanding balance of revolving loans and the aggregate face amount of letters of credit issued under the Revolving Facility were $102.0 million and $0.4 million, respectively. A total of $15.6 million of the available credit under the Revolving Facility is reserved for use to repurchase or redeem shares of DP/7UP Preferred Stock and, if not so used by September 1, 1994, is required to be used to repay borrowings under the Term Loan Facility. The Revolving Facility will mature on the earlier to occur of (i) December 31, 1998 or (ii) the date on which there are no amounts outstanding under the Term Loan Facility.

          On June 28, 1994, the Company amended its Credit Agreement to reduce interest rates by 1/2% by the end of September. The amendment also allows the Company to purchase portions of the Discount Notes over the next several years.

          The Company has entered into interest rate swap and interest rate cap agreements in part to satisfy certain terms of the Credit Agreement. At June 30, 1994, LIBOR-based interest rate agreements expiring annually on December 1 covered notional amounts of $350.0 million in 1994, $300.0 million in 1995 and $150.0 million in 1996 and 1997, respectively. Premiums paid for each agreement are charged to interest expense over the life of each agreement. Any interest rate differentials to be received or paid are recognized as adjustments to interest expense.

          The Company had working capital deficits of $35.0 million at June 30, 1994 and $67.2 million at December 31, 1993. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at June 30, 1994 was improved from the December 31, 1993 deficit by the net increase in working capital components as a result of the timing of cash receipts and disbursements and the seasonal nature of the business. The Company does not believe that such
     deficits   will  have  a  material  adverse  effect  on  its  liquidity  or operations.

          The Credit Agreement contains numerous financial and operating covenants and prohibitions that impose limitations on the Company's liquidity, including the satisfaction of certain financial ratios and limitations on the incurrence of additional indebtedness. Through June 30, 1994, the Company has satisfied all required financial ratios. The indenture governing the Discount Notes also contains covenants that impose limitations on the Company's liquidity, including a limitation on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with the financial covenants in the Credit Agreement and the indenture will be dependent upon future performance, which is subject to financial, economic, competitive and other factors affecting the Holding Company and DP/7UP, many of which are beyond their control.




     Item 1. Legal Proceedings

             See Note 5 to Consolidated Condensed Financial Statements which is hereby incorporated by reference.

     Item 4. Submission of Matters To A Vote of Security Holders

             The 1994 Annual Shareholders' Meeting of the Holding Company was held on April 28, 1994, at which time the following matters were voted upon:

             (1) Election of W. W. Clements, Thomas O. Hicks and William E. Winter to serve as directors of the Holding Company for terms expiring at the annual shareholders' meeting in 1997.

                                      W. W.       Thomas O.      William E.
                                    Clements        Hicks          Winter
      Votes cast for             36,648,595     36,647,755       36,648,595
      Votes cast against          2,489,050      2,489,890        2,489,050
      Votes withheld                      -              -                -
      Number of abstentions       1,663,994      1,663,994        1,663,994
      Number of broker non-votes          0              0                0

             (2) A proposal to amend the Holding Company's Non-Qualified Stock Option Plan for Non-Employee Directors.

                     Votes cast for                 31,800,702
                     Votes cast against              8,292,224
                     Votes withheld                          -
                     Number of abstentions             707,549
                     Number of broker non-votes          1,164


     Item 6. Exhibits And Reports On Form 8-K

             (a)   Exhibits

                   10.31.5 -  Sixth amendment to  the Credit Agreement, dated as of June 28, 1994, among Dr Pepper/Seven-Up Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks.

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended June 30, 1994.

                          DR PEPPER/SEVEN-UP COMPANIES, INC.


                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DR PEPPER/SEVEN-UP COMPANIES, INC.



     Date:    August 3, 1994




                            /s/   IRA M. ROSENSTEIN
                                  Ira M. Rosenstein
                             Executive Vice President and
                               Chief Financial Officer