Form 10-Q
period 1994-09-30
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1994-11-09
CIK 836400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             -----------------------

                                    FORM 10-Q
(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1994

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                     to
                          -----------------        -----------------

Commission file number:  1-10064

                             -----------------------






                       DR PEPPER/SEVEN-UP COMPANIES, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                   75-2233365
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

               8144 WALNUT HILL LANE
                 DALLAS, TEXAS                              75231-4372
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

THE NUMBER OF SHARES OF EACH CLASS OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1994 WAS AS FOLLOWS: 61,701,383 SHARES OF COMMON STOCK.

                       DR PEPPER/SEVEN-UP COMPANIES, INC.
                                      INDEX






                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.   Financial Statements

            Consolidated  Condensed Balance Sheets
              September 30, 1994 and December 31, 1993                        3

            Consolidated Condensed Statements of Operations
              Three and nine months ended September 30, 1994
              and 1993                                                        4

            Consolidated Condensed Statement of Stockholders' Deficit
              Nine months ended September 30, 1994                            5

            Consolidated Condensed Statements of Cash Flows
              Nine months ended September 30, 1994 and 1993                   6


            Notes to Consolidated Condensed Financial Statements              7



Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             10


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                   12
Item 6.   Exhibits and Reports on Form 8-K                                    12

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                       September 30,  December 31,
                                                           1994           1993
                                                       -------------  ------------
                                                        (Unaudited)
                    ASSETS
Current assets:
  Accounts receivable, less allowance for
    doubtful accounts of $2,063 in 1994 and
    $1,737 in 1993                                       $ 83,411         70,255
  Inventories                                              17,019         14,550
  Prepaid advertising and other current assets             18,337         18,480
  Deferred income taxes                                    24,522         24,175
                                                         --------       --------
    Total current assets                                  143,289        127,460
                                                         --------       --------

Property, plant and equipment, net                         18,381         19,012

Intangible assets                                         538,317        602,860
Less accumulated amortization                             121,262        111,434
                                                         --------       --------
    Total intangible assets, net                          417,055        491,426
                                                         --------       --------
Other assets, principally deferred debt
  issuance costs, net                                      41,282         42,125
                                                         --------       --------
    Total assets                                         $620,007        680,023
                                                         --------       --------
                                                         --------       --------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                       $ 18,236         25,060
  Accrued expenses                                         74,887         84,292
  Current portion of long-term debt                        90,067         85,274
                                                         --------       --------
    Total current liabilities                             183,190        194,626
                                                         --------       --------

Long-term debt, less current portion                      739,243        790,540
Deferred credits and other                                 17,314         28,805
Deferred income taxes                                      37,876         86,156
Stockholders' deficit:
  Common Stock, $.01 par value,  61,707,834 shares
    in 1994 and 60,796,377 shares in 1993 issued              617            608
  Additional paid-in capital                              415,075        406,728
  Accumulated deficit                                    (773,527)      (827,672)
  Foreign currency translation adjustment                     219            232
  Treasury stock,  6,451 shares in 1994 and 148,152
    shares in 1993, at cost                                    --             --
                                                         --------       --------
    Total stockholders' deficit                          (357,616)      (420,104)
                                                         --------       --------
    Total liabilities and stockholders' deficit          $620,007        680,023
                                                         --------       --------
                                                         --------       --------



See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1994 and 1993
                                    Unaudited
                    (In thousands, except per share amounts)


                                                     Three Months                   Nine Months
                                               ------------------------      ------------------------
                                                  1994          1993            1994          1993
                                               --------       --------       --------       --------
Net sales                                      $201,928        186,921        585,058        540,226
Cost of sales                                    34,122         31,575         98,755         89,259
                                               --------       --------       --------       --------
      Gross profit                              167,806        155,346        486,303        450,967
                                               --------       --------       --------       --------

Operating expenses:
  Marketing                                     103,819         94,230        296,489        272,818
  General and administrative                      7,871          7,843         24,187         22,199
  Amortization of intangible assets               3,277          3,788          9,828         11,366
                                               --------       --------       --------       --------

    Total operating expenses                    114,967        105,861        330,504        306,383
                                               --------       --------       --------       --------

    Operating profit                             52,839         49,485        155,799        144,584

Other income (expense):
  Interest expense                              (18,550)       (20,222)       (55,160)       (65,626)
  Other, net                                       (273)          (804)        (1,080)          (754)
                                               --------       --------       --------       --------
    Income before income taxes and
      extraordinary item                         34,016         28,459         99,559         78,204

Income tax expense                               12,040          4,165         36,073          5,627
                                               --------       --------       --------       --------

    Income before extraordinary item             21,976         24,294         63,486         72,577

Extraordinary item - extinguishments of debt
  less applicable income taxes                    1,229          1,079          9,341         15,980
                                               --------       --------       --------       --------

    Net income                                 $ 20,747         23,215         54,145         56,597
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Income per common share and share
  equivalents:
    Income before extraordinary item           $   0.30           0.37           0.92           1.14
    Extraordinary item                            (0.02)         (0.02)         (0.14)         (0.25)
                                               --------       --------       --------       --------

      Net income                               $   0.28           0.35           0.78           0.89
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Weighted average shares and share
   equivalents outstanding                       66,913         66,473         66,949         63,691
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------


See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the Nine Months Ended September 30, 1994
                                    Unaudited
                                 (In thousands)

                                                                                                  Foreign                  Total
                                           Number                 Additional                     Currency                 Stock-
                                             of        Common       Paid-In     Accumulated     Translation  Treasury    holders'
                                           Shares       Stock       Capital       Deficit       Adjustment     Stock      Deficit
                                          --------    --------   ------------  -------------    ----------- ----------  -----------
Balance at December 31, 1993               60,648       $608       $406,728      $(827,672)        $232       $  --      $(420,104)

Exercise of employee stock
  options, including tax benefits             907          9          9,888             --           --          --          9,897

Preferred stock redemption                     --         --         (1,909)            --           --          --         (1,909)

Net income                                     --         --             --         54,145           --          --         54,145

Other                                         146         --            368             --          (13)         --            355
                                           ------       ----       --------      ---------         ----       -----      ---------
Balance at September 30, 1994              61,701       $617       $415,075      $(773,527)        $219       $  --      $(357,616)
                                           ------       ----       --------      ---------         ----       -----      ---------
                                           ------       ----       --------      ---------         ----       -----      ---------



See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1994 and 1993
                                    Unaudited
                                 (In thousands)

                                                                1994            1993
                                                             ----------       --------
Cash flows from operating activities:
  Net income                                                 $  54,145         56,597
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Depreciation and amortization of intangibles, debt
      discounts and deferred debt issuance costs                40,820         45,198
    Deferred income taxes                                       17,416          1,314
    Debt restructuring charge                                    1,603          7,894
    Changes in assets and liabilities:
      Accounts receivable                                      (13,156)       (17,336)
      Inventories                                               (2,469)        (6,039)
      Prepaid advertising and other assets                      (5,100)         4,482
      Accounts payable and accrued expenses                    (17,868)       (12,804)
      Other                                                      7,750          1,636
                                                              --------        -------
        Net cash provided by operating activities               83,141         80,942
                                                              --------        -------

Cash flows from investing activities:
  Capital expenditures                                          (1,591)        (1,473)
  Other                                                           (697)          --
                                                              --------        -------
        Net cash used in investing activities                   (2,288)        (1,473)
                                                              --------        -------

Cash flows from financing activities:
  Proceeds from sale of common stock                              --          305,873
  Proceeds from long-term debt                                 207,000        194,000
  Payments on long-term debt                                  (276,335)      (481,787)
  Redemption of preferred stock                                (13,902)       (98,383)
  Increase in cash overdraft                                       139            888
  Other                                                          2,245            (60)
                                                              --------        -------
      Net cash used in financing activities                    (80,853)       (79,469)
                                                              --------        -------

Net increase in cash and cash equivalents                         --             --

Cash and cash equivalents at beginning of period                  --             --
                                                              --------        -------

Cash and cash equivalents at end of period                   $    --             --
                                                              --------        -------
                                                              --------        -------



See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 1994


1.   GENERAL

     The accompanying consolidated condensed balance sheet as of September 30, 1994, the consolidated condensed statements of operations for the three months and nine months ended September 30, 1994 and 1993, the consolidated condensed statement of stockholders' deficit for the nine months ended September 30, 1994 and the consolidated condensed statements of cash flows for the nine months ended September 30, 1994 and 1993 are unaudited but include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. The results of operations for the three months and nine months ended September 30, 1994 are not necessarily indicative of the operating results that may be expected for the full fiscal year. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements. They should be read in conjunction with the consolidated financial statements of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries for the year ended December 31, 1993 included in the Company's Annual Report on Form 10-K.

     As hereinafter used, unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Companies, Inc. together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. Dr Pepper/Seven-Up Corporation ("DP/7UP") is a direct operating subsidiary of the Holding Company.

     Income per common share and share equivalents is based on the income applicable to the fully diluted weighted average number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), outstanding of approximately 66,913,000 and 66,473,000 shares for the three months ended September 30, 1994 and 1993, respectively, and 66,949,000 and 63,691,000 shares for the nine months ended September 30, 1994 and 1993, respectively. The weighted average number of shares of Common Stock outstanding assumes the exercise of dilutive warrants and stock options. Income per common share and share equivalents is the same for primary and fully diluted per share amounts.

2.   INVENTORIES

     Inventories consisted of the following at September 30, 1994 and December 31, 1993 (in thousands):

                                           1994         1993
                                           ----         ----
          Finished products              $ 5,421       5,362
          Raw materials and supplies      11,598       9,188
                                         -------      ------
               Total inventories         $17,019      14,550
                                         -------      ------
                                         -------      ------

3.   SUBORDINATED DEBT RETIREMENT

     During the first nine months of 1994, the Company completed open market purchases of a portion of its 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes"). The Company borrowed $73.4 million under its credit agreement (the "Credit Agreement") to retire $60.6 million accreted value of the Discount Notes. In connection with these transactions, the Company recorded an extraordinary charge of $9.3 million. The charge reflected a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of accreted value, net of tax.

4.   PREFERRED STOCK REDEMPTION

     On July 8, 1994, DP/7UP called for redemption all of its outstanding shares of the $1.375 Senior Exchangeable Preferred Stock of DP/7UP (the "DP/7UP Preferred Stock"). All 1,268,174 outstanding shares were redeemed on August 31, 1994 at a redemption price of $10.9625 per share. DP/7UP used $13.9 million of Credit Agreement borrowings to effect the redemption.

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

          The lawsuit was dismissed without prejudice pursuant to an Agreed Order Granting Joint Motion for Non-Suit on May 18, 1992. Subsequent to filing the lawsuit, Steiner sold the property and the claim in litigation to a third party, who in turn later sold the property and the claim to another party, who became a debtor in a bankruptcy proceeding. The trustee in bankruptcy sold the claim in the lawsuit to Canco Properties ("Canco"), San Antonio, Texas, who refiled the lawsuit on January 29, 1993. By letter dated September 21, 1993, Canco claimed that additional discovery and investigation resulted in an increase in estimated damages, and now estimates their damages to be over $31.5 million, with punitive damages in excess of $50 million in the aggregate. On May 4, 1994, Canco amended its petition to add claims for negligent misrepresentation and fraud based upon the Company's alleged failure to disclose the existence of water leaks in the building at the time the building was sold to Steiner in August 1985. The court has set a trial date of December 12, 1994.


          On December 4, 1990, Steiner filed a claim with the American Arbitration Association seeking compensation for damage allegedly caused by the Company to its former corporate headquarters building during the Company's occupancy of such building as tenant under a lease agreement with Steiner. This claim was subsequently sold in the same manner as described in the immediately preceding paragraph with respect to the litigation and is now owned by Canco. Canco presently seeks damages in connection with this claim in the amount of approximately $11.5 million as well as an unspecified amount of punitive damages and attorneys' fees. An arbitration hearing with respect to this claim began on November 8, 1993 in Dallas, Texas; however, due to the death of the arbitrator, a new arbitrator was appointed. The parties conducted the arbitration hearing from June 28 through July 7, 1994. The arbitrator awarded Canco $150,000 for its claims in the arbitration; however, because the arbitrator determined that the Company was the prevailing party in the arbitration, the arbitrator awarded the Company approximately $139,000 in attorneys' fees. Therefore, the net amount paid to Canco by the Company was approximately $11,000.

          The Company believes that the claims alleged in the lawsuit are without merit and intends to vigorously contest the allegations. The Company further believes that the resolution of this litigation will not have a material adverse effect on its operating results or financial condition.

     (c)  OTHER LITIGATION

          DP/7UP is a defendant in various other lawsuits arising out of the ordinary conduct of its business. Management of the Company believes the resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1994

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE
          MONTHS ENDED SEPTEMBER 30, 1993 AND THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1993

     Net sales for the nine months ended September 30, 1994 increased 8% to $585.1 million compared to $540.2 million for the nine months ended September 30, 1993. Net sales for the three months ended September 30, 1994 increased 8% to $201.9 million compared to $186.9 million in the third quarter of 1993. The increases were primarily the result of increased sales volume for DR PEPPER brands over the comparable periods in 1993, as well as selected price increases.

     Cost of sales for the nine months ended September 30, 1994 increased 11% to $98.8 million compared to $89.3 million in the first nine months of 1993. Cost of sales for the three months ended September 30, 1994 increased 8% to $34.1 million compared to $31.6 million in the third quarter of 1993. These increases resulted from the increase in concentrate and syrup sales volume. Gross profit as a percentage of net sales for the nine months ended September 30 decreased from 83.5% in 1993 to 83.1% in 1994, primarily reflecting increased sales of IBC's lower-margin finished goods and product mix.

     Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased 8% to $330.5 million in the first nine months of 1994 compared to $306.4 million in the same period of the prior year. Total operating expenses for the three months ended September 30, 1994 increased 9% to $115.0 million from $105.9 million in the third quarter of the prior year. These increases were primarily due to increased marketing expenses in response to improved sales volume.

     As a result of the above factors, operating profit for the nine months ended September 30, 1994 increased 8% to $155.8 million compared to $144.6 million in the first nine months of 1993. Operating profit for the three months ended September 30, 1994 of $52.8 million was 7% higher than the $49.5 million of operating profit earned in the third quarter of 1993.

     Interest expense for the nine months ended September 30, 1994 decreased 16% to $55.2 million compared to $65.6 million in the first nine months of 1993. Interest expense for the three months ended September 30, 1994 decreased 8% to $18.6 million compared to $20.2 million in the third quarter of 1993. These decreases were principally due to the impact of the Company's deleveraging efforts.

     The increase in income tax expense in the nine and three months of 1994 as compared to the same periods in 1993 is principally due to the utilization of net operating loss carryforwards during 1993.

     In connection with the retirement of a portion of the Discount Notes, an extraordinary charge of $9.3 million was recorded in the first nine months of 1994, net of a $5.0 million tax effect. The extraordinary charge reflects a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.

     In connection with the Company's public offering of its Common Stock during the first quarter of 1993, a $14.9 million extraordinary charge was recorded in that quarter which included a write-off of a portion of the unamortized balance of deferred debt issuance costs and the payment of premiums on the redemption of a portion of the Discount Notes. In addition, a $1.1 million extraordinary charge was recorded in the third quarter of 1993 reflecting a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings. The write-off was the result of repayments of the Term Loan Facility (as hereinafter defined) in advance of scheduled requirements.

     As a result of the above factors, the Company earned $54.1 million of net income in the first nine months of 1994 compared to $56.6 million of net income earned in the same period in 1993. For the three months ended September 30, 1994 the Company earned $20.7 million of net income compared to $23.2 million of net income earned in the third quarter of 1993.


LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that cash provided by operations, together with borrowings under DP/7UP's $150.0 million revolving facility (the "Revolving Facility"), will be sufficient to fund its working capital requirements, capital expenditures and principal and interest requirements described below.

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

     The operations of DP/7UP do not require significant outlays for capital expenditures, and its working capital requirements have historically been funded with internally generated funds. Marketing expenditures have historically been, and are expected to remain, the principal recurring use of funds for the foreseeable future. Such expenditures are, to an extent, controllable by management and are generally based on a percentage of unit sales volume. DP/7UP's other principal use of funds in the future will be the payment of principal and interest under the Credit Agreement and the payment of dividends to the Holding Company for purposes of making principal and interest payments on the Discount Notes. As of September 30, 1994, DP/7UP is required to repay the remaining principal of $482.5 million under its term loan facility (the "Term Loan Facility") as follows: $42.5 million in 1994, $100.0 million in 1995, $110.0 million in 1996, and $115.0 million in each of 1997 and 1998. The Revolving Facility includes an amount for letters of credit in an aggregate face amount of up to $15.0 million. At September 30, 1994, the outstanding balance of revolving loans and the aggregate face amount of letters of credit issued under the Revolving Facility were $83.0 million and $0.2 million, respectively. The Revolving Facility will mature on the earlier to occur of (i) December 31, 1998 or (ii) the date on which there are no amounts outstanding under the Term Loan Facility.

The Company's obligations under the Credit Agreement bear interest at floating rates making the Company sensitive to changes in prevailing interest rates. Accordingly, in order to minimize the effect of significant changes in prevailing interest rates, and as permitted by the Credit Agreement, the Company has from time to time entered into interest rate swap and interest rate cap agreements. At September 30, 1994, the Company was a counterparty to a twelve-month swap expiring December 1, 1995, based on six-month LIBOR with a notional amount of $150 million. Interest rate cap agreements expire annually on December 1 with notional amounts of $350 million in 1994 (capped at 5.75%) and $150 million in 1996 and 1997 (capped in a range of 6.75% to 8.00%). Premiums for these agreements accrue to interest expense over the life of each agreement. Any interest rate differentials to be received or paid are recognized as adjustments to interest expense. The net effect on interest expense from interest rate instruments was insignificant for the three months and nine months ended September 30, 1994 and 1993.
Market risk relating to financial instruments is evaluated periodically based on quotes from financial institutions.

     The Company had working capital deficits of $39.9 million at September 30, 1994 and $67.2 million at December 31, 1993. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at September 30, 1994 was improved from the December 31, 1993 deficit by the net increase in working capital components as a result of the timing of cash receipts and disbursements and the seasonal nature of the business. The Company does not believe that such deficits will have a material adverse effect on its liquidity or operations.

     The Credit Agreement contains numerous financial and operating covenants and prohibitions that impose limitations on the Company's liquidity, including the satisfaction of certain financial ratios and limitations on the incurrence of additional indebtedness. Through September 30, 1994, the Company has satisfied all required financial ratios. The indenture governing the Discount Notes also contains covenants that impose limitations on the Company's liquidity, including a limitation on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with the financial covenants in the Credit Agreement and the indenture will be dependent upon future performance, which is subject to financial, economic, competitive and other factors affecting the Holding Company and DP/7UP, many of which are beyond their control.

ITEM 1.   LEGAL PROCEEDINGS

          See Note 5 to Consolidated Condensed Financial Statements which is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27 - Financial Data Schedule.

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the three months ended September 30, 1994.

                       DR PEPPER/SEVEN-UP COMPANIES, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       DR PEPPER/SEVEN-UP COMPANIES, INC.



Date:  November 9, 1994




                             /s/   IRA M. ROSENSTEIN
                         ------------------------------
                                Ira M. Rosenstein
                          Executive Vice President and
                             Chief Financial Officer