Form 10-K
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1995-03-30
CIK 836400

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended December 31, 1994
                               OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM       TO
                  Commission File No. 1-10064


               DR PEPPER/SEVEN-UP COMPANIES, INC.
     (Exact name of Registrant as specified in its charter)


               DELAWARE                                75-2233365
   (State or Other Jurisdiction of         (IRS Employer Identification No.)
    Incorporation or Organization)

   8144 WALNUT HILL LANE, DALLAS, TEXAS                75231-4372
 (Address of principal executive offices)              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 360-7000


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                     Name of each exchange
    Title of each class                              on which registered
    -------------------                              -------------------
    COMMON STOCK, PAR VALUE $.01 PER SHARE           NEW YORK STOCK EXCHANGE
    11 1/2% SENIOR SUBORDINATED DISCOUNT NOTES       AMERICAN STOCK EXCHANGE
      DUE 2002

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                      Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1995 was $26.2 million.


The number of shares of each class of common stock of the Registrant outstanding as of March 15, 1995 was as follows: 801,977 shares of Common Stock and no shares of Non-Voting Common Stock.

The following documents are incorporated by reference into this report:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 1, 1995, are incorporated by reference in Part III.

                        T A B L E   O F   C O N T E N T S


                         FORM 10-K ANNUAL REPORT - 1994

                        DR PEPPER/SEVEN-UP COMPANIES, INC.


                                                                           Page
Part I

      Item 1.  Business                                                      3
      Item 2.  Properties                                                    7
      Item 3.  Legal Proceedings                                             8
      Item 4.  Submission of Matters to a Vote of Security Holders          14


Part II

     Item 5.   Market for the Registrant's Common Equity and Related        14
               Stockholder Matters
     Item 6.   Selected Financial Data                                      15
     Item 7.   Management's Discussion and Analysis of Financial            17
               Condition and Results of Operations
     Item 8.   Financial Statements and Supplementary Data                  21
     Item 9.   Changes in and Disagreements with Accountants on             21
               Accounting and Financial Disclosure


Part III

     Item 10.  Directors and Executive Officers of the Registrant           21
     Item 11.  Executive Compensation                                       22
     Item 12.  Security Ownership of Certain Beneficial Owners              22
               and Management
     Item 13.  Certain Relationships and Related Transactions               22


Part IV

     Item 14.  Exhibits, Financial Statements, Financial Statement          22
               Schedules and Reports on Form 8-K

                                P A R T  I


ITEM 1.  BUSINESS

THE COMPANY

   Dr Pepper/Seven-Up Companies, Inc., a Delaware corporation, is a holding company organized in 1988 whose primary asset consists of all the common stock of Dr Pepper/Seven-Up Corporation, a Delaware corporation ("DP/7UP"). Unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Companies, Inc., together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. As used in this document, the term "DR PEPPER" refers only to the regular DR PEPPER product while the phrases "DR PEPPER brand" and "DR PEPPER brands" refer to the line of products consisting of DR PEPPER, Diet DR PEPPER, Caffeine Free DR PEPPER and Caffeine Free Diet DR PEPPER. As used in this document, the term "7UP" refers only to the regular 7UP product while the phrases "7UP brand" and "7UP brands" refer to the line of products consisting of 7UP, Diet 7UP, CHERRY 7UP and Diet CHERRY 7UP.

   The Holding Company was formed in 1988 to acquire Dr Pepper Company
("Dr Pepper") and The Seven-Up Company ("Seven-Up") in a leveraged buyout transaction sponsored by Prudential-Bache Interfunding, Inc., Prudential-Bache Capital Partners I, L.P. and management. On October 28, 1992, the Company completed a recapitalization transaction (the "1992 Recapitalization"). As part of the 1992 Recapitalization, Seven-Up merged with and into Dr Pepper. DP/7UP, the surviving company, is a direct operating subsidiary of the Holding Company.


TENDER OFFER

On January 25, 1995, the Company, Cadbury Schweppes plc, a company organized under the laws of England ("Cadbury"), and DP/SU Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Cadbury ("Purchaser"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, on February 1, 1995, Cadbury commenced a tender offer (the "Offer") to acquire all issued and outstanding shares of common stock of the Holding Company ("Common Stock") not already owned by Cadbury at a price of $33.00 per share. The Offer expired, as scheduled, at midnight (New York City
Time) Wednesday, March 1, 1995. A total of 45,387,980 shares of Common Stock were purchased by Purchaser pursuant to the Offer. As a result of such purchase and the prior acquisition of shares of Common Stock, Purchaser and other wholly owned subsidiaries of Cadbury own approximately 98.7% of the issued and outstanding shares of Common Stock. Upon the approval and adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company to the extent required by the laws of the State of Delaware, a wholly owned subsidiary of Purchaser will merge (the "Merger") with and into the Company, and each share of Common Stock (other than shares held in the treasury of the Company, or owned by Parent or any of its subsidiaries or held by stockholders who have filed with the Company a written objection to the Merger and have not voted in favor of the Merger and who have properly demanded in writing and perfected appraisal for such shares in accordance with the laws of the State of Delaware) shall be automatically converted into the right to receive $33.00 in cash, without interest. A meeting of the stockholders of the Company will be held as soon as practicable for the purpose of obtaining such approval.

The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by reference to the form thereof filed as Exhibit
2.1 to this Form 10-K and incorporated herein by reference in its entirety.

SUBORDINATED DEBT RETIREMENT

During 1994, the Company completed open market purchases of a portion of its 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes").
The Company borrowed $94.6 million under its credit agreement (the "Credit Agreement") to retire $79.4 million accreted value of the Discount Notes. In connection with these transactions, the Company recorded an extraordinary charge of $11.2 million. The charge reflected a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of accreted value, net of tax.


PREFERRED STOCK REDEMPTION

On July 8, 1994, DP/7UP called for redemption all of its outstanding shares of the $1.375 Senior Exchangeable Preferred Stock, $.01 par value per share, of DP/7UP (the "DP/7UP Preferred Stock"). All 1,268,174 outstanding shares were redeemed on August 31, 1994 at a redemption price of $10.9625 per share. DP/7UP used $13.9 million of Credit Agreement borrowings to effect the redemption.


1993 PUBLIC OFFERING

    In February 1993, the Company completed an initial public offering (the "Offering") of 23,600,402 shares (including 2,022,089 shares sold by a selling stockholder and certain selling warrantholders) of its Common Stock resulting in net proceeds to the Company of approximately $305.9 million. The net proceeds were used to redeem approximately $115.5 million of the accreted balance of the Discount Notes, reduce borrowings of approximately $82.5 million under the Credit Agreement and redeem all of the outstanding exchangeable Senior Preferred Stock of the Holding Company.


PRINCIPAL PRODUCTS

   The Company, through DP/7UP, manufactures, markets, sells and distributes soft drink concentrates, extracts (the basic flavoring ingredients for soft drinks) and fountain syrups (concentrates or extracts with sweeteners and water added) to licensed bottlers primarily in the United States. The principal products of the Company are DR PEPPER, Diet DR PEPPER, Caffeine Free DR PEPPER, Caffeine Free Diet DR PEPPER, 7UP, Diet 7UP, CHERRY 7UP, Diet CHERRY 7UP, WELCH's carbonated soft drinks and I.B.C. soft drinks. The Company is the third largest soft drink concentrate manufacturer in the United States, with retail sales of its products estimated to represent approximately 11.6%, or $5.8 billion, of the estimated $50.1 billion 1994 United States retail soft drink industry.


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


   In 1994, DR PEPPER brands accounted for an estimated 7.0% of the total domestic soft drink market, up from 6.7% in 1993. Since 1986, DR PEPPER has been the number one selling non-cola and, in 1993, became the fourth largest-selling soft drink in the United States. The estimated share of the total domestic soft drink market represented by DR PEPPER increased from 5.6% in 1993 to 5.8% in 1994.


   7UP brands represented an estimated 3.9% of the total domestic soft drink market in 1994 and 1993. 7UP is a leader in the largest non-cola soft drink flavor category, lemon-lime, which is estimated to have accounted for 12.3% of the total 1994 domestic soft drink market. 7UP ranked as the eighth largest selling soft drink brand in 1994. 7UP is the second largest selling sugared lemon-lime brand and represents 23.7% of sales in the lemon-lime category.
Diet 7UP is the number one diet lemon-lime soft drink with a 1994 share of 0.8% of the total domestic soft drink market and, in 1994, accounted for approximately 6.3% of the lemon-lime category sales volume.


   Dr Pepper USA represented 40.5% of the Company's 1994 net sales. Dr Pepper USA's net sales were up 10.3% in 1994 with unit sales of combined DR PEPPER brands growing at a significantly greater rate than the total domestic soft drink industry. This unit sells DR PEPPER brand concentrates to bottlers for further processing into bottle and can products that are distributed nationwide. The Company has been able to affiliate its DR PEPPER brands with what management believes are strong and aggressive bottlers.


   Seven-Up USA represented 28.8% of the Company's 1994 net sales. Seven-Up USA's net sales were up 2.8% in 1994 from 1993. This unit sells 7UP brand extracts to bottlers for further processing into bottle and can products that are distributed nationwide.

   The Foodservice Division accounted for 19.9% of the Company's 1994 net sales and was up 11.1% from 1993. This unit's brands, primarily DR PEPPER, have a significant presence in the fountain/foodservice channel of the soft drink industry. The Company has been successful at securing foodservice distribution alongside products of both The Coca-Cola Company ("Coke") and PepsiCo, Inc. ("Pepsi"). Company brands are served in over 120,000, or approximately 16.0%, of the nation's foodservice outlets. Significant customers of the foodservice unit include McDonald's, Burger King, Taco Bell, 7-Eleven, Hardee's and Wendy's.


   The Company's Premier Beverages unit markets WELCH's carbonated soft drinks and markets and sells I.B.C. Root Beer and Cream Soda. Together, these brands represented 9.0% of the Company's 1994 net sales and were up 17.8% from 1993. These additional products permit the Company to offer a broad line of high-quality, non-cola options.


   The International unit accounted for 0.6% of the Company's net sales for 1994. At the end of 1994, the International unit had licensed bottlers to sell DR PEPPER brand products in 17 countries. In 1986, Pepsi acquired the rights to produce and market products under the 7UP trademark outside of the United States and its territories and possessions. See "Financial Information About Foreign and Domestic Operations and Export Sales".

SOURCES AND AVAILABILITY OF RAW MATERIALS

   Substantially all of the raw materials used by the Company to manufacture its products are of a generic nature and are available from alternative suppliers. The Company does not anticipate any significant difficulties in securing adequate supplies of raw materials at acceptable prices in the future.


TRADEMARKS

   The trademarks under which the Company markets its soft drink products are registered in the U.S. Patent and Trademark Office. Registered trademarks are protected for 10 years and can be renewed indefinitely. The DR PEPPER trademark is also registered in 93 countries. Other than its license agreements with bottlers, the Company has no material existing trademark license agreements permitting the use of its trademarks in advertising.
Strong trademark recognition is a major competitive advantage in the soft drink industry.


SEASONAL ASPECTS OF THE BUSINESS

   The Company's business is seasonal, with the second and third quarters accounting for the highest sales volume.


PRACTICES RELATING TO WORKING CAPITAL

   Until March 6, 1995, the Company had significant amounts of long-term debt consisting of bank borrowings and subordinated notes. Accordingly, the Company's financial position was highly leveraged and interest payments were significant. Effective as of March 6, 1995, the Company's Term Loan Facility and Revolving Facility (each as hereafter defined) were repaid with cash provided by Cadbury, and the Credit Agreement was terminated.


DEPENDENCE ON SINGLE OR FEW CUSTOMERS

   During 1994, bottling companies owned by Pepsi accounted for 13.8% of the Company's 1994 net sales. The license agreements with such bottling companies are substantially similar to the Company's license agreements with its other bottlers.


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


SPONSORED RESEARCH AND DEVELOPMENT

   Research and development costs were relatively insignificant in years 1992, 1993 and 1994.


COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

   Compliance with statutory requirements regarding environmental quality has not had a material effect on the capital expenditures, earnings and competitive position of the Company.


EMPLOYEES

   As of December 31, 1994, the Company (through DP/7UP) employed 951 persons, consisting of 341 individuals engaged in sales activities, 181 engaged in administrative activities, 114 engaged in financial activities, 173 engaged in production activities and 142 individuals engaged in marketing activities. No Company employees are represented by a union and the Company considers its employee relations to be good.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

   Dr Pepper's foreign operations generated less than 1% of the Company's net sales in years 1992, 1993 and 1994. Additionally, the Company does not expect foreign operations to be significant in the immediate future.


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


ITEM 2.  PROPERTIES

   The Company owns, through a wholly-owned subsidiary, a state-of-the-art facility in Overland, Missouri, where it manufactures concentrates, extracts and fountain syrups. This facility is the largest soft drink concentrate, extract and syrup plant in the continental United States and produces over 150 different flavor extracts, including concentrates and syrups related to Cadbury brands. The Company manufactures all of its concentrates, extracts and fountain syrups in this facility. The Company does not own or lease any other facilities for the manufacture of concentrates, extracts or fountain syrups. The Company has developed a production contingency plan with another concentrate manufacturer to produce certain of the Company's products in the event that the Overland facility were rendered inoperative. The Overland facility has substantial additional capacity available with minimal capital expenditures required.

   The Company leases its Dallas headquarters office building, which presently covers approximately 175,000 square feet of space. Rental payments are currently $339,000 per month, subject to escalation at stated intervals in the future. The lease expires in 1998. The Company also leases a warehouse in Dallas covering approximately 73,000 square feet of space. Rental payments approximate $23,000 per month. The Company believes that its headquarters, warehouse and production facilities are sufficient to meet its needs.


ITEM 3.  LEGAL PROCEEDINGS


   CONTINGENCIES

     (A)  THE COCA-COLA COMPANY ("COKE") LITIGATION

          On February 26, 1992, Seven-Up filed a lawsuit in the 116th Judicial Court, Dallas County, Texas (the "State Court Suit") against Coke alleging, among other things, tortious interference with Seven-Up's existing contractual relationships with those licensed bottlers who also bottle products of Coke, and unfair competition. On July 22, 1992, Seven-Up also filed a lawsuit against Coke in the United States District Court for the Northern District of Texas (the "Federal Court Suit") alleging false advertising under Section 43 of the Lanham Act. On October 3, 1994, trial before a jury commenced in the Federal Court Suit. The jury found for Seven-Up, awarding it $2.5 million damages. However, the federal magistrate overturned the jury's verdict, finding that although Coke had engaged in false advertising, Seven-Up had suffered no damages thereby. Seven-Up has appealed the magistrate's ruling to the Fifth Circuit Court of Appeals, and Coke has filed a cross-appeal. These appeals are in a preliminary briefing phase at this time.


          Following the magistrate's rulings in the Federal Court Suit, Coke moved for summary judgment in the State Court Suit on procedural grounds. The state court judge granted Coke's motion for summary judgment on Seven-Up's claims. Coke had also filed counterclaims in the State Court Suit alleging that Seven-Up had tortiously interfered with Coke's existing contractual relationships with those licensed bottlers of Coke who are also licensed to bottle Sprite products. That counterclaim is still pending in the state court. Seven-Up has requested that the court sever the counterclaim from Seven-Up's claims and abate it in order to enable Seven-Up to proceed with appeal of the state court's ruling on Coke's motion for summary judgment.


          The Company intends to vigorously pursue its claims on appeal, but is presently unable to predict the outcome of these lawsuits. The Company does not expect that the resolution of these matters will have a material adverse effect on the Company's operating results or financial condition.


     (B)  INTERNAL REVENUE SERVICE MATTER

          The Internal Revenue Service has completed its examination of Federal income tax returns of Dr Pepper and Seven-Up for the period ended December 31, 1986, December 31, 1987 and May 19, 1988, and of the Company for the period ended December 31, 1988. The Company was notified of proposed IRS adjustments disallowing certain deductions, including substantially all amortization of intangible assets related to the 1986 acquisitions of Dr Pepper and Seven-Up. During the second quarter of 1994, the Company accepted a global tax settlement from the IRS with respect to certain proposed adjustments relating to the deductibility of a portion of intangible assets. As a result of the settlement, the Company reduced its recorded deferred tax liabilities by approximately $65.0 million. The corresponding effect of this adjustment to deferred tax liabilities was applied as a reduction of intangible assets for financial reporting purposes. If the remaining proposed IRS adjustments are sustained, in whole or in part, the Company's net operating loss carryforwards for federal income tax purposes would be significantly reduced. The Company is vigorously contesting the remaining proposed adjustments. Management of the Company believes the ultimate resolution of the remaining proposed adjustments will not have a material adverse effect on the Company's operating results or financial condition.


     (C)  SHAREHOLDER LITIGATION


          On October 26, 1994, a complaint styled KING V. DR PEPPER/SEVEN-UP COMPANIES, ET AL. ("King"), was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, alleging that the defendants violated Section 10(b) and Rule 10b-5 under the Exchange Act by failing to reveal the true status of merger discussions between the Company and Cadbury. The complaint alleges that the defendants knowingly or recklessly engaged in a plan to depress the market price of the Company's securities by misstating and concealing material information concerning the true status of merger discussions with Cadbury. In addition, the complaint alleges that John Albers, President and Chief Executive Officer of the Company, violated Section 20(a) of the Exchange Act by failing to disseminate truthful information with respect to the Company's business. Relief requested includes unspecified damages and expenses (including attorneys' fees). As a result of defendants' motion to dismiss based on the plaintiff's failure to plead fraud with specificity and failure to state a claim for securities fraud, on January 24, 1995, the judge in the suit issued an Order to File Amended Complaint to the plaintiff, which gave the plaintiff 20 days in which to amend her complaint to cure the deficiencies noted in the order. Subsequently, the plaintiff has amended the complaint to cure the Court's concerns. The defendants believe the complaint is without merit and intend to defend the case vigorously.

          In connection with the Offer and the Merger, several putative class action complaints (the "Shareholders Suits") were filed in the Court of Chancery of the State of Delaware and the state courts of Texas naming the Company and certain directors as defendants and alleging that the defendants breached their fiduciary duties to the Company and its stockholders. These suits are described in item 8 of the Solicitation/Recommendation Statement on schedule 14D-9 filed by the Company with the Securities and Exchange Commission on February 1, 1995, as amended (the "14D-9"), which information is incorporated herein by reference. The portion of the 14D-9 setting forth such information is filed as Exhibit 99 to this Form 10-K.

          On February 10, 1995, all of the Shareholder Suits, except for the King case, were consolidated in IN RE: DR PEPPER/SEVEN-UP COMPANIES, INC. SHAREHOLDERS LITIGATION, Civil Action No. 13109 (the "Consolidated Action"), in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the Consolidated Action, plaintiffs and defendants (through their respective counsel), have entered into a Memorandum of Understanding, dated February 21, 1995 (the "Memorandum of Understanding"), pursuant to which the Consolidated Action will be settled. The settlement contemplated by the Memorandum of Understanding will not be effective unless, among other things, the plaintiffs in the suit styled SARNOFF V.
          DR PEPPER/SEVEN-UP COMPANIES ET AL execute the appropriate documentation necessary to have the action pending before the Texas Court non-suited and refiled with the Delaware Court, at which time the refiled Sarnoff case will be consolidated with and become part of the Consolidated Action. The proposed settlement is subject to, among other things, approval of the Delaware Court and is fully described in the 14D-9.

   (D)  STEINER LITIGATION

        Sidney J. Steiner, the landlord under the Company's former lease covering its former headquarters facilities at 5523 East Mockingbird Lane, Dallas, Texas, and Harbord Midtown, a Texas partnership, filed suit against the Company in the 95th Judicial District Court, Dallas County, Texas, on May 25, 1988 in connection with the Company's move of its corporate headquarters. The landlord has alleged that the Company breached an oral agreement to lease space in a new office building the landlord planned to construct on such premises. The landlord seeks to recover $470,000 in architectural fees and other costs claimed to have been incurred as a result of such agreement and the landlord claims to have suffered $24.0 million in other damages as a result of the Company's alleged breach. Additionally, on October 12, 1989, the landlord amended its complaint in this cause of action to include allegations that the Company fraudulently misrepresented the existence of asbestos in the Company's former headquarters facilities, which were purchased by the landlord and leased back to the Company in 1985. The landlord claims damages in excess of $4.0 million related to these new allegations.

        The lawsuit was dismissed without prejudice pursuant to an Agreed Order Granting Joint Motion for Non-Suit on
        May 18, 1992. Subsequent to filing the lawsuit, Steiner sold the property and the claim in litigation to a third party, who in turn later sold the property and the claim to another party, who became a debtor in a bankruptcy proceeding. The trustee in bankruptcy sold the claim in the lawsuit to Canco
        Properties ("Canco"), San Antonio, Texas, who refiled the lawsuit on January 29, 1993. By letter dated
        September 21, 1993, Canco claimed that additional discovery and investigation resulted in an increase in estimated damages, and now estimates their damages to be over $31.5 million with punitive damages in excess of $50.0 million in the aggregate. On May 4, 1994, Canco amended its petition to add claims for negligent misrepresentation and fraud based upon the Company's alleged failure to disclose the existence of water leaks in the building at the time the building was sold to Steiner in August 1985.
        On February 17, 1995, Canco again amended its petition, dismissing its claims that the Company breached an alleged oral agreement to become a tenant in a new building to be constructed by Canco, but adding claims that the Company breached the original 1985 sale agreement by failing to disclose the presence of asbestos on the property. Canco's amended petition seeks unspecified monetary damages and rescission of the original transaction. By letter dated March 6, 1995, Canco now claims their monetary damages to be approximately $35.0 million (excluding interest). The court has taken this case off the trial docket, pending further consideration of the Company's motion for summary judgement and in light of recent changes in Texas law. The Company believes that this lawsuit is without merit and is vigorously contesting the same. The Company further believes that the resolution of this litigation will not have a material adverse effect on its operating results or financial condition.


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

        Canco has filed suit in the 68th Judicial District Court, Dallas County, Texas, seeking to vacate the arbitration award on the grounds that the arbitrator was not impartial. The Company believes that this lawsuit is without merit and is vigorously contesting the same. The Company further believes that the resolution of this litigation will not have a material adverse effect on its operating results or financial condition.

   (E)  RIGHTS AGREEMENT AMENDMENT

        Immediately prior to the execution of the Merger
        Agreement, the Company amended the Rights Agreement (the
        "Amendment"). The Amendment provides that (A) none of the execution or delivery of the Merger Agreement or the Stockholders Agreement or the making of the Offer will cause (i) the Rights (as defined under the Rights Agreement) to become exercisable under the Rights Agreement, (ii) Cadbury or Purchaser or any of their affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) or (iii) the Stock Acquisition Date (as defined in the Rights Agreement) to occur upon any such event, (B) none of the acceptance for payment or payment for Shares by Purchaser pursuant to the Offer or the consummation of the Merger will cause (i) the Rights to become exercisable under the Rights Agreement or (ii) Cadbury or Purchaser or any of their affiliates to be deemed an Acquiring
        Person or (iii) the Stock Acquisition Date to occur upon any such event, and (C) the Expiration Date (as defined in the Rights
        Agreement) shall occur no later than immediately prior to the purchase of shares pursuant to the Offer. The Expiration Date occurred on March 2, 1995, immediately prior to Purchaser's purchase of shares pursuant to the Offer. Accordingly, the Rights expired.

        The foregoing description of the Amendment is a summary only and is qualified in its entirety by reference to the form thereof filed as Exhibit 3.4 to this Form 10-K, which is incorporated herein by reference in its entirety. The Rights Agreement has been filed as Exhibit 3.3 to this Form 10-K.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1994, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



                          P A R T  I I


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The information for this item is incorporated herein by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1995 Annual Meeting of Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table presents selected consolidated financial data of the Company as of and for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. This financial data was derived from the historical consolidated financial statements of the Company. The financial data reflects the elimination of all intercompany accounts, transactions and profits among the Holding Company, Dr Pepper, Seven-Up and DP/7UP. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company and the related notes thereto. See "Index to Consolidated Financial Statements and Schedules".

                                            YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                   1994      1993      1992      1991      1990
                                   ----      ----      ----      ----      ----
                                      (in thousands, except per share data)
Operating Data:
 Net sales                       $769,015   707,378   658,718   600,941   540,368
 Cost of sales                    127,650   115,981   126,002   118,757   109,857
  Gross profit                    641,365   591,397   532,716   482,184   430,511
 Marketing expense                391,806   362,484   329,706   302,192   264,147
 General and administrative
  expense, including
  amortization of intangible
  assets                           45,993    45,893    42,424    41,776    43,111

 Operating profit                 203,566   183,020   160,586   138,216   123,253
 Interest expense:
  Cash interest expense            42,378    43,833    77,921    73,527    81,382
  Non-cash interest expense        38,074    41,727    72,324    74,430    65,099
 Other expense(a)                     824     1,249    18,937     9,120     8,744
 Income (loss) before
  income taxes, extraordinary
  items and cumulative effect
  of accounting change            122,290    96,211    (8,596)  (18,861)  (31,972)
 Income taxes (benefit)            44,591     2,087      (182)    1,100       563
 Extraordinary items:
  Benefit from utilization
   of net operating loss
    carryforward                      --         --        --    (1,022)       --
  Extinguishments of
   debt(b)(c)(d)(e)                11,180    16,199    56,934    18,566        --
 Cumulative effect of
  accounting change(f)                 --        --    74,800        --        --
  Net income (loss)                66,519    77,925  (140,148)  (37,505)  (32,535)
Preferred stock dividend
 requirements                          --        --    12,941    11,882     9,744
 Net income (loss)
  attributable to outstanding
  common stock                     66,519    77,925  (153,089)  (49,387)  (42,279)
 Income (loss) before
  extraordinary items and
  cumulative effect of
  accounting change per
  common share(b)(c)(d)(e)(f)(g)    1.13       1.46      (.60)     (.90)    (1.19)
Other Data:
 Depreciation                   $  2,925      2,969     2,950     3,693     4,112
 Amortization of intangible
   assets                         13,104     15,077    15,112    15,155    15,142
Balance Sheet Data (at end
 of period):
 Total assets                   $608,718    680,023   668,096   780,843   677,953
 Long-term debt, less
  current portion                693,159    790,540 1,091,956 1,081,622 1,031,989
 Redeemable preferred stock           --         --    96,792    83,851    71,969
 Stockholders' deficit          (344,110)  (420,104) (807,413) (657,090) (607,350)
 Working capital deficit         (57,453)   (67,166) (102,223)  (18,320)  (18,891)






(a) Other expense for the year ended December 31, 1992 includes $6.0 million of costs associated with the Company's withdrawal in July 1992 of its planned initial public offering and related recapitalization transactions.

(b) In connection with the refinancing that occurred in 1991, an $18.6 million extraordinary item - debt restructuring charge was recorded in the year ended December 31, 1991, consisting of consent payments to holders of the 13 3/4% Senior Subordinated Debentures due November 30, 2001 of Dr Pepper (the "Dr Pepper Subordinated Debentures"), the charge relating to the interest rate increase on such debt, and the write-off of the unamortized balance of deferred debt issuance costs related to the credit agreement of Dr Pepper.

(c) In connection with the 1992 Recapitalization, a $56.9 million extraordinary item - debt restructuring charge was recorded in the year ended December 31, 1992, consisting of premiums and fees in respect of the debt retirements and write-off of the unamortized balance of deferred debt issuance costs related to the credit agreement of Seven-Up, the term loans of Dr Pepper, the 11 1/2% Guaranteed Senior Secured Notes due 1996 of Dr Pepper, the Dr Pepper Subordinated Debentures, the 12 5/8% Senior Subordinated Notes due May 15, 1999 of Seven-Up and the 15 1/2% Senior Subordinated Discount Notes due 1998 of the Holding Company.

(d) In connection with the Offering, a $14.3 million extraordinary charge was recorded in 1993 which included (i) a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings and the Discount Notes and (ii) the premium related to the redemption of a portion of the Discount Notes. In addition, a $1.9 million extraordinary charge was recorded in 1993 reflecting a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings.
    The write-off was the result of repayments of the term loan facility under the Credit Agreement (the "Term Loan Facility") in advance of scheduled requirements. These extraordinary items were recorded net of applicable taxes.

(e) In connection with the retirement of a portion of the Discount Notes, an extraordinary charge of $11.2 million was recorded in 1994, net of applicable income taxes. The extraordinary charge reflects a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.

(f) The Company adopted in the fourth quarter of 1992
    Statement 109 (as hereinafter defined) relating to accounting for income taxes and applied the provisions thereof retroactively effective January 1, 1992.

(g) Income (loss) before extraordinary items per common share for each of the years ended December 31, 1990, 1991, 1992, 1993 and 1994 is based on the weighted average number of common shares outstanding after giving retroactive effect to the 1 for 5 reverse stock split effected on June 25, 1992. Except for the years ended December 31, 1994 and 1993, shares issuable upon exercise of stock options and deliverable upon the exercise of outstanding warrants were antidilutive and were excluded from the calculation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1994 COMPARED TO
YEAR ENDED DECEMBER 31, 1993


Net sales for the year ended December 31, 1994 increased 8.7% to $769.0 million compared to $707.4 million for the year ended December 31, 1993. All of the Company's operating units recorded net sales increases in 1994 compared to 1993. These sales increases were primarily the result of volume increases for the Company's DR PEPPER, Diet DR PEPPER, 7UP and IBC brands over the comparable period in 1993, as well as price increases on DR PEPPER, 7UP and certain other products.

Cost of sales for 1994 increased 10.1% to $127.7 million compared to $116.0 million in 1993. This increase was primarily due to the increase in concentrate and syrup sales volume. Gross profit as a percentage of net sales of 83.4% was essentially unchanged from 1993.

Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased by 7.2% to $437.8 million compared to $408.4 million in 1993. The increase was primarily due to increased marketing expenses in response to improved sales volume. The Company's general and administrative expenses increased 6.7% to $32.9 million primarily as the result of higher employee-related and legal costs. General and administrative expenses as a percentage of net sales decreased to 4.3% from 4.4% in 1993.

As a result of the above factors, operating profit for the year ended December 31, 1994 increased 11.2% to $203.6 million compared to $183.0 million in 1993. Operating profit as a percentage of net sales increased to 26.5% in 1994 from 25.9% in 1993.

Interest expense for 1994 decreased 6.0% to $80.5 million compared to $85.6 million in 1993. The decrease was due to the impact of the Company's deleveraging efforts (primarily the retirement of a portion of the Discount Notes).

The increase in income tax expense as compared to 1993 is principally due to the utilization of net operating loss carryforwards during 1993.

In connection with the retirement of a portion of the Discount Notes, an extraordinary charge of $11.2 million was recorded in 1994, net of applicable income taxes. The extraordinary charge reflects a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.

In connection with the Offering, a $14.3 million extraordinary charge was recorded in 1993 which included (i) a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings and the Discount
Notes and (ii) the premium related to the redemption of a portion of the Discount Notes. In addition, a $1.9 million extraordinary charge was recorded in 1993 reflecting a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit

Agreement borrowings. The write-off was the result of repayments of the Term Loan Facility in advance of scheduled requirements.
These extraordinary items were recorded net of applicable taxes.

As a result of the above factors, the Company earned $66.5 million of net income in 1994 compared to a $77.9 million of net income earned in 1993.



RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1993 COMPARED TO
YEAR ENDED DECEMBER 31, 1992

Net sales for the year ended December 31, 1993 increased 7.4% to $707.4 million compared to $658.7 million for the year ended December 31, 1992. All of the Company's operating units recorded net sales increases in 1993 compared to 1992, except for the International Division which was unchanged. These sales increases were primarily the result of volume increases for the Company's DR PEPPER, Diet DR PEPPER, 7UP and IBC brands over the comparable period in 1992, as well as price increases on DR PEPPER, 7UP and certain other products.

Costs of sales for 1993 decreased 8.0% to $116.0 million compared to $126.0 million in 1992. This decrease was primarily due to a decrease in sweetener costs somewhat offset by an increase in concentrate and syrup sales volume. Gross profit as a percentage of net sales increased from 80.9% in 1992 to 83.6% in 1993.

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

Other expense for the year ended December 31, 1992 includes $6.0 million in costs associated with the Company's withdrawal of its planned public offering in July 1992.

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

The Company adopted Statement 109 in the fourth quarter of 1992 and applied the provisions of Statement 109 retroactively to January 1, 1992. The cumulative effect as of January 1, 1992 of the change in the method of accounting for income taxes is a charge to earnings of $74.8 million and has been reported separately in the 1992 consolidated statement of operations. Financial statements for periods prior to January 1, 1992 have not been restated for Statement 109.

Income tax benefit of $182,000 for the year ended December 31, 1992 consists of current state tax expense of $424,000 and a deferred Federal income tax benefit of $606,000. The deferred income tax benefit includes a charge in lieu of taxes resulting from initial recognition of acquired tax benefits of $1.1 million.

In connection with the Offering, a $14.3 million extraordinary charge was recorded in 1993 which included (i) a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings and the Discount
Notes and (ii) the premium related to the redemption of a portion of the Discount Notes. In addition, a $1.9 million extraordinary charge was recorded in 1993 reflecting a write-off of a portion of the unamortized balance of deferred debt issuance costs related to the Credit Agreement borrowings. The write-off was the result of repayments of the Term Loan Facility in advance of scheduled requirements. These extraordinary items were recorded net of applicable taxes.

In connection with the 1992 Recapitalization, the Company recorded an extraordinary charge of $56.9 million consisting of a write-off of the unamortized balance of deferred debt issuance costs related to the debt retirements and premiums and fees in respect of the debt retirements.

As a result of the above factors, the Company earned $77.9 million of net income in 1993 compared to a $140.1 million net loss incurred in 1992.



LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, together with borrowings under the revolving credit facility under the Credit Agreement (the "Revolving Facility"), have historically been sufficient to fund the Company's working capital requirements, capital expenditures, principal and interest requirements described below.

The Holding Company conducts its business through DP/7UP and the primary asset of the Holding Company is the common stock of DP/7UP. The Holding Company has no material operations of its own. Accordingly, the Holding Company is dependent on the cash flow of DP/7UP to meet its obligations. The Holding Company has no material obligations other than those under the Discount Notes. Accordingly, the Holding Company is not expected to have any material need for cash until interest on the Discount Notes becomes payable in cash on May 1, 1998. The Holding Company will be required to make sinking fund payments equal to 25% of the then outstanding principal amount of the Discount Notes in each of 2000 and 2001. The Discount Notes will mature in 2002. The Credit Agreement imposed significant restrictions on the payment of dividends and the making of loans by DP/7UP to the Holding Company. The Credit Agreement did, however, allow DP/7UP to pay dividends to the Holding Company in an amount necessary to make cash interest payments on the Discount Notes, provided that such interest payments were permitted to be made at such time in accordance with the subordination provisions relating to the Discount Notes and so long as no payment default or bankruptcy default then existed under the Credit Agreement with respect to the Holding Company or DP/7UP.
The indenture governing the Discount Notes also imposes limits on the payment of dividends by the Holding Company.

The operations of DP/7UP do not require significant outlays for capital expenditures, and its working capital requirements have historically been funded with internally generated funds. Marketing expenditures have historically been, and are expected to remain, the principal recurring use of funds for the foreseeable future. Such expenditures are, to an extent, controllable by management and are generally based on a percentage of unit sales volume. DP/7UP's other principal use of funds in the future will be the payment of dividends to the Holding Company for purposes of making principal and interest payments on the Discount Notes.

As of December 31, 1994, DP/7UP was required to repay the principal of $440.0 million under the Term Loan Facility as follows: $100.0 million in 1995, $110.0 million in 1996, and $115.0 million in each of 1997 and 1998. The Revolving Facility includes an amount for letters of credit in an aggregate face amount of up to $15.0 million. At December 31, 1994, the outstanding balance of revolving loans and the aggregate face amount of letters of credit issued under the Revolving Facility were $101.0 million and $0.2 million, respectively. As noted below, the Term Loan Facility and Revolving Facility under the Credit Agreement were repaid in full on March 6, 1995 and the Credit Agreement was terminated.

The Company's former obligations under the Credit Agreement bore interest at floating rates making the Company sensitive to changes in prevailing interest rates. Accordingly, in order to minimize the effect of significant changes in prevailing interest rates, and as permitted by the Credit Agreement, the Company has from time to time entered into interest rate swap and interest rate cap agreements. At December 31, 1994, the Company was a counterparty to a swap expiring December 1, 1995, based on six- month LIBOR with a notional amount of $150 million. Interest rate cap agreements, based on six-month LIBOR capped at 6% with a total notional amount of $250 million, cover all or a portion of the period from February 1, 1995 through February 1, 1996. Premiums for these agreements accrue to interest expense over the life of each agreement. Any interest rate differentials to be received or paid are recognized as adjustments to interest expense. The net effect on interest expense from interest rate instruments was insignificant for the years ended December 31, 1994 and 1993. Market risk relating to financial instruments is evaluated periodically based on quotes from financial institutions.

The Company had working capital deficits of $57.5 million at December 31, 1994 and $67.2 million at December 31, 1993. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at December 31, 1994 was improved from the December 31, 1993 deficit due to the net increase in working capital components as a result of the timing of cash receipts and disbursements and the seasonal nature of the business. As a result of the repayment of the Term Loan Facility and Revolving Facility on March 6, 1995, such deficits have been eliminated.

Capital expenditures totaled $2.5 million in 1994 and $3.8 million in 1993.

The Credit Agreement contained numerous financial and operating covenants and prohibitions that imposed limitations on the Company's liquidity, including the satisfaction of certain financial ratios and limitations on the incurrence of additional indebtedness. Through December 31, 1994, the Company had satisfied all required financial ratios. The indenture governing the Discount Notes also contains covenants that impose limitations on the Company's liquidity, including a limitation on the incurrence of additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with the financial covenants in the indenture will be dependent upon future performance, which is subject to financial, economic, competitive and other factors affecting the Holding Company and DP/7UP, many of which are beyond their control.

As a result of the Merger, Cadbury owns approximately 98.7% of the outstanding Common Stock of the Company and controls the operations of the Company. The Company is thus able to access the resources of Cadbury in addition to cash provided by operations to fund its cash requirements. The outstanding balances of the Term Loan Facility and the Revolving Facility were repaid with cash provided by Cadbury and the Credit Agreement was terminated, effective as of March 6, 1995.

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



                             P A R T   I I I



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information for this item is incorporated herein by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1995 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information for this item is incorporated herein by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1995 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information for this item is incorporated herein by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1995 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information for this item is incorporated herein by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Holding Company's 1995 Annual Meeting of Shareholders.


                             P A R T   I V


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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of 1994.

         (c)  Exhibits

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT
-------                         ----------------------
 2.1 - Agreement and Plan of Merger among Cadbury Schweppes plc, DP/SU Acquisition Inc. and Dr Pepper/Seven-Up Companies, Inc., dated as of January 25, 1995 (8)

 3.1 - Amended and Restated Certificate of Incorporation of the Registrant, as amended. (5)

 3.2    -  Form of Amended and Restated Bylaws of the Registrant. (5)

 3.3 - Rights Agreement between Dr Pepper/Seven-Up Companies, Inc. and Bank One Texas, N.A., as Rights Agent, dated September 1, 1993 (the "Rights Agreement"). (9)

 3.4    -  First Amendment to the Rights Agreement dated January 25, 1995. (10)

10.6    -  Common Stock Registration Rights Agreement, dated as of May 19,
           1988, by and among Hicks & Haas Holdings, Ltd., DLJ Capital Corporation, Shearson Lehman Hutton Inc., Shearson Lehman Brothers Capital Partners I, Prudential-Bache Interfunding Inc., Prudential-Bache Capital Partners I, L.P., Citicorp Capital Investors Ltd., John R. Albers, Ira M. Rosenstein, The John L. Kemmerer, Jr. Trust Dated 6/24/57, Cadbury Schweppes Inc., Bankers Trust Company and Dr Pepper/Seven-Up Companies, Inc. (1)

10.6.1  -  Amendment to Common Stock Registration Rights Agreement, amending the Common Stock Registration Rights Agreement, dated as of May 19, 1988. (5)

10.6.2  -  Form of Second Amendment to Common Stock Registration Rights
           Agreement, amending the Common Stock Registration Rights Agreement, dated as of May 19, 1988. (5)

10.13   -  Commercial Lease, dated as of August 20, 1987, among The Seven-Up
           Company, Dr Pepper Company and Walnut Glen Towers, Ltd. (1)

10.14   -  Dr Pepper Company Profit Sharing Plan, as amended, dated as of
           January 1, 1987. (1)

10.15   -  Restated Pension Plan of Dr Pepper/Seven-Up Corporation. (1)

10.16   -  Supplemental Pension Plan of Dr Pepper/Seven-Up Corporation. (1)

10.17   -  Supplemental Disability Plan of Dr Pepper/Seven-Up Corporation. (2)

10.18   -  Supplemental Death Benefit Plan of Dr Pepper/Seven-Up
           Corporation. (2)

10.21   -  Executive Severance Agreement for John R. Albers dated August 27,
           1991. (3)

10.21.1 -  Amendment to Executive Severance Agreement for John R. Albers dated
           February 23, 1995. (11)

10.22   -  Executive Severance Agreement for Ira M. Rosenstein dated August
           27, 1991. (3)

10.22.1 -  Amendment to Executive Severance Agreement for Ira M. Rosenstein
           dated February 23, 1995. (11)

10.23   -  Letter Agreement dated as of November 9, 1989 for Charles P.
           Grier. (3)

10.24   -  Executive  Severance  Agreement  dated as of August 27, 1991 for
           True H. Knowles. (3)

10.25   -  Executive Severance Agreement dated as of April 8, 1992 for Francis
           I. Mullin, III. (4)

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT
-------                         ----------------------
10.31   -  Credit Agreement (including exhibits thereto) among The Seven-Up
           Company and Dr Pepper Company (and their successor by merger Dr Pepper/Seven-Up Corporation), Dr Pepper/Seven-Up Companies, Inc. and Bankers Trust Company, Barclays Bank PLC, Canadian Imperial Bank of Commerce, Atlanta Agency, NationsBank of North Carolina, N.A., The Chase Manhattan Bank, N.A., and The First National Bank of
           Chicago. (4)

10.31.1 -  First amendment, dated as of October 26, 1992, among Dr Pepper/
           Seven-Up Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks. (6)

10.31.2 -  Second amendment, dated as of November 5, 1992, among Dr Pepper/
           Seven-Up Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks. (6)

10.31.3 -  Third amendment, dated as of February 17, 1993, among Dr Pepper/
           SevenUp Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks. (6)

10.31.4 -  Fourth amendment, dated as of March 4, 1993, among Dr Pepper/
           Seven-Up Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks. (6)

10.31.5 -  Fifth amendment, (including exhibits thereto) dated as of December
           28, 1993, among Dr Pepper/Seven-Up Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks. (6)

10.31.6 -  Sixth amendment, dated as of June 28, 1994, among Dr Pepper/
           Seven-Up Corporation, Dr Pepper/Seven-Up Companies, Inc. and certain banks. (7)

10.32   -  Dr Pepper/Seven-Up Companies, Inc. Amended and Restated 1988 Stock
           Option Plan. (4)

10.33   -  Dr Pepper/Seven-Up Companies, Inc. Amended and Restated 1988 Non-
           Qualified Stock Option Plan. (4)

10.34   -  Form of Tax Sharing Agreement, dated as of January 1, 1992, between
           Dr Pepper/Seven-Up Companies, Inc. and Dr Pepper/Seven-Up Corporation. (4)

10.35   -  Indenture, dated as of October 28, 1992, between Dr Pepper/Seven-Up
           Companies, Inc. and Bank One, Texas N.A., as trustee. (4)

10.36   -  Dr Pepper/Seven-Up Companies, Inc. 1993 Stock Ownership Plan. (5)

10.37   -  Dr Pepper/Seven-Up Companies, Inc. Employee Stock Purchase Plan. (5)

10.38   -  Dr Pepper/Seven-Up Companies, Inc. Deferred Compensation Plan for
           Non-Employee Directors. (5)

EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT
-------                         ----------------------

10.39   -  Form of Dr Pepper/Seven-Up Companies, Inc. 1994 Performance Award
           Plan. (11)

10.40   -  Dr Pepper/Seven-Up Companies, Inc. Non-Qualified Stock Option Plan
           for Non-Employee Directors. (5)

10.41   -  Employment  Agreement,  effective  as  of  January 1, 1993, between
           Dr Pepper/Seven-Up Companies,  Inc. and John R. Albers. (6)

10.42   -  Employment   Agreement,  effective  as  of  January 1, 1993, between
           Dr Pepper/Seven-Up Companies,  Inc. and Ira M. Rosenstein. (6)

22      -  Subsidiaries of Registrant. (11)

24.1    -  Consent of KPMG Peat Marwick LLP, independent certified public accountants. (11)

27      -  Financial Data Schedule (11)

99      -  Portion of Registrant's Solicitation/Recommendation Statement on
           Schedule 14D-9 dated February 1, 1995 and amendments thereto setting forth information with respect to certain shareholder litigation.

 (1) Incorporated herein by reference to Registration Statement No. 33-23174 of the Company.
 (2) Incorporated herein by reference to Registration Statement No. 33-9428 of Dr Pepper Company.
 (3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
 (4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-47397).
 (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-55262).
 (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
 (8) Incorporated by reference to the Registrant's Solicitation/ Recommendation Statement on Schedule 14D-9 dated February 1, 1995.
 (9) Incorporated by reference to the Registrant's Form 8-A dated September 1, 1993.
(10) Incorporated by reference to amendment No. 1 to the Registrant's Solicitation/Recommendation Statement on Schedule 14D-9 dated February 13, 1995.
(11)  Filed herewith.

                             S I G N A T U R E S


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               DR PEPPER/SEVEN-UP COMPANIES, INC.


Date:  March 30, 1995                        By: JOHN R. ALBERS
                                             ----------------------------
                                             John R. Albers
                                             PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURE                       TITLE                           DATE
   ---------                       -----                           -----
JOHN R. ALBERS        President and Chief Executive           March 30, 1995
-----------------     Officer (Principal Executive
John R. Albers        Officer of the Registrant)

IRA M. ROSENSTEIN     Executive Vice President and            March 30, 1995
-----------------     Chief Financial Officer (Principal
Ira M. Rosenstein     Financial Officer of the Registrant)

MICHAEL R. BUITER     Vice President-Finance and Treasurer    March 30, 1995
-----------------     (Principal Accounting Officer of
Michael R. Buiter     the Registrant)


JOHN F. BROCK         Director                                March 30, 1995
-----------------
John F. Brock

HENRY A. UDOW         Director                                March 30, 1995
-----------------
Henry A. Udow

DAVID A. GERICS       Director                                March 30, 1995
-----------------
David A. Gerics

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         Page
                                                                         ----
Dr Pepper/Seven-Up Companies, Inc.:
  Independent Auditors' Report                                            F-2
  Consolidated Balance Sheets -- December 31, 1994 and 1993               F-3
  Consolidated Statements of Operations -- Three years ended
   December 31, 1994                                                      F-4
  Consolidated Statements of Stockholders' Deficit -- Three years
     ended December 31, 1994                                              F-5
  Consolidated Statements of Cash Flows -- Three years ended
     December 31, 1994                                                    F-6
  Notes to Consolidated Financial Statements                              F-7

  Financial Statement Schedules:
       I --  Condensed Financial Information                              F-18
      II --  Valuation and Qualifying Accounts                            F-22

All other schedules are omitted as the required information is inapplicable or presented in the consolidated financial statements or related notes.

                              INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Dr Pepper/Seven-Up Companies, Inc.:

We have audited the accompanying consolidated balance sheets of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.



                                                        KPMG Peat Marwick LLP

February 10, 1995
Dallas, Texas

                DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                            DECEMBER 31, 1994 AND 1993

                  (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                 ASSETS (NOTE 3)

                                                                   1994      1993
                                                                 --------   -------
Current assets:
  Accounts receivable, less allowance for doubtful accounts of
$1,668 in 1994 and $1,737 in 1993                                $ 80,995    70,255
  Inventories                                                      16,648    14,550
  Prepaid advertising                                              18,720    16,872
  Deferred income taxes (note 4)                                   23,532    24,175
  Other current assets                                              4,172     1,608
                                                                 --------   -------
    Total current assets                                          144,067   127,460
                                                                 --------   -------

Property, plant and equipment, net (note 2)                        18,607    19,012

Intangible assets (note 10):
  Franchises                                                      407,069   459,988
  Goodwill, formulas, trademarks and other                        131,248   142,872
                                                                 --------   -------
                                                                  538,317   602,860
  Less accumulated amortization                                   124,538   111,434
                                                                 --------   -------
    Total intangible assets, net                                  413,779   491,426
                                                                 --------   -------

Deferred debt issuance costs, less accumulated amortization of
   $16,582 in 1994 and $8,711 in 1993                              22,167    31,313

Other assets                                                       10,098    10,812
                                                                 --------   -------
    Total assets                                                 $608,718   680,023
                                                                 ========   =======

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                               $ 19,999    25,060
  Accrued marketing expenses                                       60,730    67,026
  Other accrued expenses                                           20,724    17,266
  Current portion of long-term debt (note 3)                      100,067    85,274
                                                                 --------   -------
    Total current liabilities                                     201,520   194,626
                                                                 --------   -------

Long-term debt, less current portion (note 3)                     693,159   790,540
Deferred credits and other                                         15,178    28,805
Deferred income taxes (note 4)                                     42,971    86,156

Stockholders' deficit (notes 3 and 5):
  Common stock, $.01 par value, authorized 145,000,000 shares, issued 61,771,287 shares in 1994 and 60,796,377 shares
   in 1993                                                            617       608
  Additional paid-in capital                                      416,203   406,728
  Accumulated deficit                                            (761,153) (827,672)
  Foreign currency translation adjustment                             223       232
  Less treasury shares (6,451 in 1994 and 148,152 in 1993),
   at cost                                                             --        --
                                                                 --------   -------
    Total stockholders' deficit                                  (344,110) (420,104)

Commitments and contingencies (notes 7 and 10)
                                                                 --------   -------
    Total liabilities and stockholders' deficit                  $608,718   680,023
                                                                 ========   =======

          See accompanying notes to consolidated financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                      THREE YEARS ENDED DECEMBER 31, 1994

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        1994       1993      1992
                                                      --------   -------   -------
Net sales (note 8)                                    $769,015   707,378   658,718
Cost of sales                                          127,650   115,981   126,002
                                                      --------   -------   -------
    Gross profit                                       641,365   591,397   532,716
                                                      --------   -------   -------

Operating expenses:
  Marketing                                            391,806   362,484   329,706
  General and administrative                            32,889    30,816    27,312
  Amortization of intangible assets                     13,104    15,077    15,112
                                                      --------   -------   -------
    Total operating expenses                           437,799   408,377   372,130
                                                      --------   -------   -------
    Operating profit                                   203,566   183,020   160,586
                                                      --------   -------   -------

Other income (expense):
  Interest expense                                     (80,452)  (85,560)  (150,245)
  Preferred stock dividends of subsidiaries             (1,308)   (1,744)   (17,538)
  Recapitalization charge (note 9)                          --        --     (6,026)
  Other, net                                               484       495      4,627
                                                      --------   -------   --------
    Total other income (expense)                       (81,276)  (86,809)  (169,182)
                                                      --------   -------   --------
    Income (loss) before income taxes,
     extraordinary item and cumulative
     effect of accounting change                       122,290    96,211     (8,596)

Income tax expense (benefit) (note 4)                   44,591     2,087       (182)
                                                      --------   -------   --------
    Income (loss) before extraordinary item
     and cumulative effect of accounting change         77,699    94,124     (8,414)
                                                      --------   -------   --------

Extraordinary item -- extinguishment of debt, less
 applicable income taxes (notes 3, 4 and 9)             11,180    16,199     56,934

Cumulative effect of accounting change (note 4)             --        --     74,800
                                                      --------   -------   --------
    Net income (loss)                                   66,519    77,925   (140,148)

Preferred stock dividend requirements                       --        --     12,941
                                                      --------   -------   --------
    Net income (loss) attributable to
     outstanding common stock                         $ 66,519    77,925   (153,089)
                                                      ========   =======   ========

Income (loss) per common share and share equivalent:
  Income (loss) before extraordinary item and
   cumulative effect of accounting change                $1.13      1.46       (.60)
  Extraordinary item                                      (.17)     (.25)     (1.60)
  Cumulative effect of accounting change                    --        --      (2.11)
                                                         -----      -----     -----
    Net income (loss)                                    $0.96       1.21     (4.31)
                                                         =====      =====     =====

             See accompanying notes to consolidated financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                       THREE YEARS ENDED DECEMBER 31, 1994

                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                          FOREIGN
                                                                ADDITIONAL                CURRENCY                   TOTAL
                                        NUMBER OF     COMMON     PAID-IN    ACCUMULATED   TRANSLATION   TREASURY  STOCKHOLDERS'
                                         SHARES        STOCK      CAPITAL     DEFICIT     ADJUSTMENT     SHARES     DEFICIT
                                       ----------     ------    ----------  -----------   -----------   --------  -------------
Balance, December 31, 1991             35,461,339      $385       93,638    (750,916)        193        (390)     (657,090)

Stock sold to employees                   112,740         -          292           -           -         390           682
Senior Preferred Stock dividends                -         -            -     (12,941)          -           -       (12,941)
Reclassification of common stock
 warrants                                       -         -       11,085           -           -           -        11,085
Redemption of subsidiary's preferred
 stock                                          -         -      (11,128)          -           -           -       (11,128)
Other                                         (25)        -        2,125           -           2           -         2,127
Net loss                                        -         -            -     (140,148)         -           -      (140,148)
                                       ----------      ----      -------     --------        ---         ---      ---------
Balance, December 31, 1992             35,574,054       385       96,012     (904,005)       195           -      (807,413)

Issuance of common stock (note 9)      21,578,313       216      305,122            -          -           -       305,338
Exercise  of employee stock options,
 including  tax benefits                  607,638         6        4,944            -          -           -         4,950
Exercise of outstanding warrants        2,807,895         -            -            -          -           -             -
Other                                      80,325         1          650       (1,592)        37           -          (904)
Net income                                      -         -            -       77,925          -           -        77,925
                                       ----------      ----      -------     --------        ---        ----      --------
Balance, December 31, 1993             60,648,225       608      406,728     (827,672)       232           -      (420,104)

Exercise of employee stock options,
 options, including tax benefits          974,717         9       10,745            -          -           -        10,754
Exercise of outstanding warrants          141,719         -            -            -          -           -             -
Redemption of subsidiary's preferred
 stock                                          -         -       (1,909)           -          -           -        (1,909)
Other                                         175         -          639            -         (9)          -           630
Net income                                      -         -            -       66,519          -           -        66,519
                                       ----------      ----      -------     --------        ---         ---      --------
Balance, December 31, 1994             61,764,836      $617      416,203    (761,153)        223           -      (344,110)
                                       ==========      ====      =======    ========         ===         ===      ========

See accompanying notes to consolidated financial statements.

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     THREE YEARS ENDED DECEMBER 31, 1994

                                (IN THOUSANDS)


                                                          1994         1993          1992
                                                       ---------    ---------    -----------
Cash flows from operating activities:
 Net income (loss)                                     $  66,519       77,925       (140,148)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization of intangibles,
      debt discounts and deferred debt issuance
      costs                                               53,973       59,634         90,289
    Debt restructuring charge                              2,039        8,844         24,664
    Cumulative effect of accounting change                     -            -         74,800
    Preferred stock dividends of subsidiary                    -            -         11,119
    Deferred income taxes                                 23,501       (3,059)          (606)
    Other                                                  7,207        1,621          1,332
    Changes in assets and liabilities:
     Accounts receivable                                 (10,740)     (12,988)        (6,565)
     Inventories                                          (2,098)      (1,865)          (466)
     Prepaid advertising and other assets                 (3,246)       1,117         (7,068)
     Accounts payable and accrued expenses                (8,137)      (7,720)         7,823
                                                       ---------   ----------     ----------
        Net cash provided by operating activities        129,018      123,509         55,174
                                                       ---------   ----------     ----------
Cash flows from investing activities:
 Capital expenditures                                     (2,546)      (3,754)        (1,861)
 Investment in joint venture                                (456)           -              -
 Sales of marketable securities with maturity
  less than three months, net                                  -            -         31,166
 Purchases of marketable securities                            -            -       (312,108)
 Sales of marketable securities                                -            -        366,733
 Other                                                         -            -         (2,000)
                                                       ---------   ----------     ----------
        Net cash provided by (used in)
               investing activities                      (3,002)       (3,754)        81,930
                                                       ---------   ----------     ----------
Cash flows from financing activities:
 Proceeds from long-term debt                           275,000       831,000      1,266,001
 Payments on long-term debt                            (387,662)   (1,156,960)    (1,269,407)
 Proceeds from sale of common stock                           -       305,338              -
 Repurchase of preferred stock                          (13,902)      (98,383)      (120,744)
 Payments of refinancing costs                             (763)       (4,381)       (53,149)
 Increase (decrease) in cash overdraft                   (1,262)        2,442          5,181
 Other                                                    2,573         1,189            469
                                                       ---------   ----------     ----------
        Net cash used in financing activities          (126,016)     (119,755)      (171,649)
                                                       ---------   ----------     ----------
Net decrease in cash and cash equivalents                     -             -        (34,545)
Cash and cash equivalents at beginning of year                -             -         34,545
                                                       ---------   ----------     ----------
Cash and cash equivalents at end of year               $      -             -              -
                                                       ========    ==========     ==========

See accompanying notes to consolidated financial statements.

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1994



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)  PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)  INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. A summary of inventories at December 31, 1994 and 1993 follows (in thousands):

                                                  1994      1993
                                                -------    ------
               Finished products                $ 6,449     5,362
               Raw materials and supplies        10,199     9,188
                                                -------    ------
                                                $16,648    14,550
                                                =======    ======




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


                                     F-7              (Continued)

            DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (g)  DERIVATIVES

            Premiums paid for purchased interest rate cap agreements are amortized to interest expense over the terms of the caps.
            Amounts receivable under cap agreements are accrued as a reduction of interest expense.

       (h)  INCOME TAXES

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

       (i)  INCOME (LOSS) PER COMMON SHARE AND SHARE EQUIVALENT

            Income (loss) per common share and share equivalent is based on the weighted average number of common shares and share equivalents outstanding during the year (67,005,000 in 1994, 64,621,000 in 1993 and 35,533,000 in 1992). Income (loss) per common share and share equivalent was the same for primary and fully diluted per share amounts. Income per common share and share equivalent for 1994 was determined after deducting $1,909,000 for the premium paid by the Company in 1994 to redeem the remaining outstanding preferred stock of a subsidiary.

       (j)  STATEMENTS OF CASH FLOWS

            The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            During 1994, 1993 and 1992, the Company paid interest of $37,874,000, $43,926,000 and $85,203,000, respectively, and income taxes of $9,636,000, $3,538,000 and $1,202,000,
            respectively.

(2)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment and accumulated depreciation at December 31, 1994 and 1993 follows (in thousands):

                                               1994         1993
                                            --------      -------
        Land                                $  1,106        1,106
        Buildings and improvements             9,224        9,151
        Machinery, equipment and furniture    41,280       38,903
                                            --------      -------
                                              51,610       49,160
        Accumulated depreciation             (33,003)     (30,148)
                                            --------      -------
                                            $ 18,607       19,012
                                            ========      =======

     Depreciation expense was $2,925,000 in 1994, $2,969,000 in 1993 and $2,950,000 in 1992.


                                     F-8                  (Continued)

            DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  LONG-TERM DEBT

     Long-term debt at December 31, 1994 and 1993 consists of the following (in thousands):

                                                 1994      1993
                                               --------   -------
     Credit Agreement                          $541,000   574,000
     Discount Notes                             252,101   301,427
     Other notes                                    125       387
                                               --------   -------
                                                793,226   875,814
     Less current portion of long-term debt     100,067    85,274
                                               --------   -------
                                               $693,159   790,540
                                               ========   =======

     (a)  CREDIT AGREEMENT

          The Company's Credit Agreement provides for $525,000,000 of borrowings available under a Term Loan Facility and $150,000,000 of borrowings available under a Revolving Facility from a group of banks. Outstanding borrowings under the Term Loan Facility and the Revolving Facility bear interest at the lead bank's prime rate (8.25% at December 31, 1994) plus 1/4% per annum or the lead banks' average Eurodollar Rate plus 3/4% per annum. The Term Loan Facility requires semiannual principal payments to maturity on December 31, 1998. The Revolving Facility will mature on the earlier to occur of December 31, 1998 or the date on which there are no amounts outstanding under the Term Loan Facility. The Company must pay an annual commitment fee of 3/8% on the unused portion of the Revolving Facility. Borrowings under the Credit Agreement are principally secured by the Company's assets, including franchise contracts relating to bottling arrangements.

          The Credit Agreement contains certain restrictive covenants which require the Company, among other things, to satisfy certain financial ratios and restricts investments in and loans to affiliates, capital expenditures, additional debt and payment of dividends, as defined.

          In 1994, the Company entered into interest rate cap agreements to reduce the potential impact of increases in interest rates on borrowings under the Credit Agreement. As of December 31, 1994, the Company was a party to interest rate cap agreements with a total notional amount of $250,000,000. The terms of the agreements cover all or a portion of the period February 1, 1995 through February 1, 1996 and provide for a LIBOR-based cap rate of 6%.

     (b)  DISCOUNT NOTES

          The 11 1/2% Senior Subordinated Discount Notes (the "Discount Notes") had a face amount of $345,055,000 at December 31, 1994, bear interest at a rate of 11.5% per annum and are redeemable at the option of the Company at redemption prices declining annually from 104.3125% on November 1, 1997 to par on or after November 1, 2000. Interest is payable semiannually on the Discount Notes
          beginning May 1, 1998.   A mandatory sinking fund will
          retire 25% of the original principal amount in each of the years 2000 and 2001, or 50% of the issue prior to maturity.


                                     F-9                          (Continued)

            DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Discount Notes mature on November 1, 2002 and are subordinate to all outstanding borrowings under the Credit Agreement. The indenture governing the Discount Notes contains covenants that impose limitations on the Company's liquidity, including a limitation on the incurrence of additional indebtedness.

          During 1994, the Company retired a portion of the Discount Notes through open market purchases. In connection with these transactions, the Company recognized an extraordinary charge of $11,180,000 resulting from the write-off of deferred debt issuance costs and the payment of premiums on the redemption of the Discount Notes.

     Aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1994 follows:  $100,067,000 in 1995; $110,055,000 in 1996; $115,003,000 in 1997,
     $216,000,000 in 1998 and none in 1999.

     The following table presents the carrying amounts and estimated fair values of the Company's interest rate cap agreements, Credit Agreement and Discount Notes as of December 31, 1994 and 1993 (in thousands):

                                               1993               1994
                                       ------------------   -----------------
                                       CARRYING     FAIR    CARRYING    FAIR
                                        AMOUNT     VALUE     AMOUNT     VALUE
                                       --------   -------   -------   -------
     Assets - other current assets
      (interest rate cap agreements)   $  2,936     3,737        --        --

     Liabilities:
       Credit Agreement                 541,000   541,000   574,000   574,000
       Discount Notes                   252,101   272,593   301,427   357,651

     The estimated fair values of the interest rate cap agreements are based on dealer quotes. The carrying amount of the Credit Agreement is assumed to approximate the estimated fair value since the borrowings bear interest at current market rates. The estimated fair value of the Discount Notes is based on the quoted market price for the issue.

                                     F-10                          (Continued)

            DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  INCOME TAXES

     Total income tax expense (benefit) for the years ended
     December 31, 1994, 1993 and 1992 was allocated as follows
     (in thousands):

                                                       1994     1993     1992
                                                     -------   ------   ------
     Income (loss) before extraordinary item and
      cumulative effect of accounting change         $44,591    2,087     (182)
     Extraordinary item                               (6,020)    (731)       -
     Goodwill - initial recognition of acquired
      tax benefits                                         -        -   (1,148)
     Additional paid-in capital - compensation
      expense recognized for tax purposes             (7,430)  (3,789)    (818)
                                                     -------   ------   ------
                                                     $31,141   (2,433)  (2,148)
                                                     =======   ======   ======

     Income tax expense (benefit) attributable to income (loss) before income taxes, extraordinary item and cumulative effect of accounting change for the years ended December 31, 1994, 1993 and 1992 consists of (in thousands):

                                    1994      1993     1992
                                  -------    ------    ----
     Current:
       Federal                    $16,760     1,147       -
       State                        4,330     3,999     424
     Deferred                      23,501    (3,059)   (606)
                                  -------    ------    ----
                                  $44,591     2,087    (182)
                                  =======    ======    ====

     Deferred income tax benefit for the year ended December 31, 1993 includes a charge of $2,046,000 for adjustments to deferred tax assets and liabilities for the increase in the U.S. federal income tax rate.

     Income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 differed from the amount computed by applying the U.S. federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to income (loss) before income taxes, extraordinary item and cumulative effect of accounting change as a result of the following (in thousands):

                                                        1994      1993     1992
                                                      -------   -------   ------
     Computed "expected" tax expense (benefit)        $42,802    33,674   (2,922)
     Increase (reduction) in income taxes resulting
      from:
       Benefit of net operating loss carryforwards          -   (24,253)       -
       Reduction in valuation allowance                (3,850)   (8,623)       -
       State income taxes, net of federal income
        tax benefit                                     2,815     2,599      280
       Other, net                                       2,824    (1,310)   2,460
                                                      -------   -------   ------
                                                      $44,591     2,087     (182)
                                                      =======   =======   ======


                                     F-11                        (Continued)

            DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below (in thousands):

                                                      1994       1993
                                                    --------   -------
     Deferred tax assets:
       Net operating loss carryforwards             $ 64,176    94,426
       Trademarks                                     10,874     7,276
       Other                                           7,190     7,750
                                                    --------   -------
         Total gross deferred tax assets              82,240   109,452
       Less valuation allowance                      (34,288)  (70,323)
                                                    --------   -------
         Net deferred tax assets                      47,952    39,129
                                                    --------   -------

     Deferred tax liabilities:
       Franchises and other intangible assets         63,892    97,212
       Property and equipment                          2,517     2,704
       Other                                             982     1,194
                                                    --------   -------
         Total gross deferred tax liabilities         67,391   101,110
                                                    --------   -------
         Net deferred tax liability                 $ 19,439    61,981
                                                    ========   =======

     The valuation allowance for deferred tax assets as of January 1, 1993 was $93,313,000. The net change in the total valuation allowance for the years ended December 31, 1994 and 1993 was a decrease of $36,035,000 and a decrease of $22,990,000, respectively.

     As of December 31, 1994, the Company and its subsidiaries have approximately $183,000,000 of federal income tax loss carryforwards (see note 10) which expire in years 2001 through 2007. The Company is subject to an annual limitation of approximately $60,000,000 for utilizing its federal income tax loss carryforwards.

     If the Company subsequently were to recognize tax benefits related to the December 31, 1994 valuation allowance for deferred tax assets, such benefits would be allocated to intangible assets (approximately $6,264,000), and income tax benefit, which would be reported in the consolidated statement of operations (approximately $28,024,000).

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

(5)  STOCKHOLDERS' DEFICIT

     (a)  SHAREHOLDER RIGHTS PLAN


          In September 1993, the Company's Board of Directors adopted a Shareholder Rights Plan pursuant to which purchase rights were issued to holders of its common stock at the rate of one right for each share of common stock. The rights will trade with the

                                     F-12                  (Continued)

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Company's common stock until exercisable. The rights become exercisable only at the time a person or group acquires, or commences a public tender offer for a defined percentage of the Company's common stock. Once a right becomes exercisable, the holders of the rights (other than the acquiring person or group) may purchase the Company's common stock at 50% of its then market price. The rights expire on September 13, 2003, unless earlier redeemed by the Company at a price of $.01 per right.

     (b)  EMPLOYEE INCENTIVE PLANS

          The Company sponsors certain employee incentive plans under which stock options and stock awards may be granted to key officers and salaried employees of the Company. Options granted under the plans are exercisable at such times and in such amounts as determined by a committee selected by the Board of Directors of the Company. No options granted under the plans are exercisable more than ten years after the date of grant. At December 31, 1994, 2,217,609 shares were available for grant under the plans. Further information relating to options is as follows (in thousands, except per share amounts):

                                                    1994       1993        1992
                                                    ----       ----        ----
            Outstanding at January 1               7,648      7,078       6,926
             Granted                                 522      1,204         229
             Exercised                              (975)      (608)          -
             Cancelled                              (109)       (26)        (77)
                                                   -----      -----       -----
            Outstanding at December 31             7,086      7,648       7,078
                                                   =====      =====       =====
            Exercisable at December 31             5,843      4,641       3,034
                                                   =====      =====       =====
            Option price per share:
             Exercised                          $.05-20.75  $.05-10.17
                                                ==========  ==========  ==========
             Unexercised at December 31         $.05-25.38  $.05-20.75  $.05-10.17
                                                ==========  ==========  ==========



(6)  PENSION BENEFITS

     The Company has defined benefit pension plans covering substantially all of its employees. The benefits are primarily based on years of service and the employees' compensation during the last years of employment. Pension costs are funded in amounts not less than minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes. The Company also has a nonqualified unfunded defined benefit plan covering certain executive employees. The following table sets forth the plans' funded status and amounts recognized at December 31, 1994 and 1993 (in thousands):


                                     F-13                  (Continued)

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             1994       1993
                                                           --------   -------
         Actuarial present value of accumulated benefit
          obligations, including vested benefits of
          $36,544 in 1994 and $35,048 in 1993              $ 40,180    37,902
                                                           ========   =======
         Projected benefit obligation for services
          rendered to date                                   55,589    52,646
         Plan assets at fair value, primarily listed
          stocks and United States government securities     28,973    26,753
                                                           --------   -------
         Projected benefit obligation in excess of plan
          assets                                             26,616    25,893
         Unrecognized net asset at adoption                     575       616
         Unrecognized prior service costs                    (3,306)   (3,202)
         Unrecognized net loss                              (13,844)  (14,853)
         Adjustment required to recognize minimum
          liability                                           1,167     2,695
                                                           --------   -------
                 Accrued pension liability                 $ 11,208    11,149
                                                           ========   =======

     Net pension cost includes the following components (in thousands):

                                                 1994        1993       1992
                                                -------     ------     -----
         Service cost                           $ 2,760      2,375     1,897
         Interest cost                            4,277      3,676     3,082
         Actual return on assets                    535     (1,799)     (812)
         Net amortization and deferral           (1,552)     1,053       101
                                                -------     ------     -----
                  Net pension cost              $ 6,020      5,305     4,268
                                                =======     ======     =====

     The assumptions used in computing the information above were as follows:

                                                 1994         1993       1992
                                                 -----        ----       ----
         Weighted average discount rate          8.75%         7.9       8.25
         Rate of increase in future compensation
          levels                                 5.5           5.5       5.5-8.0
         Expected long-term rate of return on
          assets                                 8.5%          8.5       8.5
                                                 ===           ===       ===

(7)  LEASE COMMITMENTS

     The Company has operating leases principally for office space, automobiles and computer equipment. Rent expense on operating leases was $6,489,000 in 1994, $6,490,000 in 1993 and $6,479,000 in 1992. The future minimum rentals under noncancellable operating leases in effect as of December 31, 1994 were $7,023,000 in 1995; $5,995,000 in 1996; $5,067,000 in 1997 and
     $2,661,000 in 1998.


                                     F-14               (Continued)

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)  RELATED PARTY AND MAJOR CUSTOMER TRANSACTIONS

     In October 1993, Cadbury Schweppes plc ("Cadbury") increased its ownership in the Company to approximately 26% of the outstanding common stock. The Company currently performs contract manufacturing for an affiliate of Cadbury. For the years 1994, 1993 and 1992, the Company received $2,104,000, $2,025,000 and $1,724,000, respectively, for such contract manufacturing services.

     A director of the Company also serves as a director of a company engaged in the business of bottling DR PEPPER brand and 7UP brand beverages. For the years 1994, 1993 and 1992, the Company had sales to the bottling company of $62,200,000, $56,300,000 and $52,500,000.

     Sales to PepsiCo, Inc. owned bottling operations accounted for 13.8%, 13.5% and 12.3% of consolidated net sales in 1994, 1993 and 1992, respectively.

(9)  RECAPITALIZATION TRANSACTIONS

     During 1993 and 1992, the Company was involved in certain significant recapitalization transactions that are described in more detail as follows:

     (a)  1993 PUBLIC OFFERING

          During 1993, the Company completed an initial public offering of 21,578,313 shares of its common stock resulting in net proceeds to the Company of approximately $305,400,000. The net proceeds were used to redeem $115,500,000 of the accreted balance of the Discount Notes, reduce borrowings of $82,500,000 under the Credit Agreement and redeem all of the Redeemable Senior Preferred Stock. In connection with this transaction, the Company recognized an extraordinary charge of $14,300,000 resulting from the write-off of deferred debt issuance costs and the payment of premiums on the redemption of the Discount Notes.

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


                                     F-15                  (Continued)

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (c)  OTHER TRANSACTIONS

          During the second quarter of 1992, the Company pursued a recapital-ization plan which included an initial public offering of the Company's common stock. On July 1, 1992, the Company announced that it had withdrawn its offering and a charge of $6,026,000 was recorded in 1992 to reflect the costs associated with this recapitalization effort.

(10) CONTINGENCIES

     (a)  FORMER HEADQUARTERS

          The Company is a defendant in an action alleging that the Company breached an oral agreement to lease space in a new office building in connection with the Company's move of its corporate headquarters. The plaintiff also alleges that the Company fraudulently misrepre-sented the existence of asbestos in the Company's former corporate headquarters building. The plaintiff claims to have suffered over $31.5 million in actual damages with punitive damages in excess of $50 million.

          Management of the Company intends to vigorously contest the plaintiff's allegations and believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition or operating results.

     (b)  INTERNAL REVENUE SERVICE MATTER

          The Internal Revenue Service has completed its examination of federal income tax returns of Dr Pepper Company ("Dr Pepper") and The Seven-Up Company ("Seven-Up"), predecessors in interest to DP/7UP, for the periods ended December 31, 1986, December 31, 1987 and May 19, 1988, and of the Company for the period ended
          December 31, 1988. The Company was notified of proposed IRS adjustments disallowing certain deductions, including substantially all amortization of intangible assets related to the 1986 acquisitions of Dr Pepper and Seven-Up. During the second quarter of 1994, the Company accepted a global tax settlement from the IRS with respect to certain of the proposed adjustments relating to the deductibility of a portion of intangible assets. As a result of the settlement, the Company reduced its recorded deferred tax liabilities by approximately $65.0 million. The corresponding effect of this adjustment to deferred tax liabilities was applied as a reduction of intangible assets for financial reporting purposes. If the remaining proposed IRS adjustments are sustained, in whole or in part, the Company's net operating loss carryforwards for federal income tax purposes would be significantly reduced. The Company is vigorously contesting the remaining proposed adjustments.
          Management of the Company believes the ultimate resolution of the remaining proposed adjustments will not have a material adverse effect on the Company's financial condition or operating results.


                                     F-16               (Continued)

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (c)  OTHER LITIGATION

          The Company and its operating subsidiary, Dr Pepper/Seven-Up Corporation, is a defendant in various other lawsuits arising out of the ordinary conduct of their business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect upon the Company's consolidated financial condition or operating results.

(11) SUBSEQUENT EVENT

     On January 25, 1995, Cadbury and the Company entered into a merger agreement pursuant to which Cadbury, through a wholly-owned subsidiary, will make a cash tender offer of $33 a share for the remaining out-standing shares and share equivalents of the Company not already owned by Cadbury. The board of directors of the Company has approved the offer as a Permitted Offer (as defined) under the Company's Shareholder Rights Plan (see note 5(a)) so that purchase rights do not become exercisable under the Shareholder Rights Plan. Consummation of the transaction is subject to the satisfaction of certain conditions, including approval by Cadbury shareholders and antitrust approvals. On February 1, 1995, Cadbury commenced a tender offer to acquire all issued and outstanding shares of the Company not already owned by Cadbury at a price of $33 per share.


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             Quarter
                                            -------------------------------------
                                              First     Second    Third    Fourth
                                            --------   -------   -------  -------
                                            (In thousands, except per share data)
    1994:
      Net sales                             $185,741   197,389   201,928  183,957
      Gross profit                           153,984   164,513   167,806  155,062
      Operating profit                        47,695    55,265    52,839   47,767
      Income before extraordinary item        17,696    23,814    21,976   14,213
      Net income                               9,584    23,814    20,747   12,374
      Income per common share:
       Before extraordinary item                 .26       .36       .30      .21
       Net income                               $.14       .36       .28      .18
                                                ====       ===       ===      ===

                                                             Quarter
                                            -------------------------------------
                                              First     Second    Third    Fourth
                                            --------   -------   -------  -------
                                            (In thousands, except per share data)
    1993:
      Net sales                             $170,782   182,523   186,921  167,152
      Gross profit                           144,566   151,055   155,346  140,430
      Operating profit                        43,245    51,854    49,485   38,436
      Income before extraordinary item        18,012    30,271    24,294   21,547
      Net income                               3,111    30,271    23,215   21,328
      Income per common share:
       Before extraordinary item                 .31       .46       .37      .32
       Net income                               $.05       .46       .35      .32
                                                ====       ===       ===      ===

                                                                  SCHEDULE I


                   DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                                  CONDENSED BALANCE SHEETS

                                 DECEMBER 31, 1994 AND 1993

                                         (IN THOUSANDS)



                          ASSETS                                         1994           1993
                                                                       --------        ------

Other assets, principally deferred debt issuance costs, less
 accumulated amortization of $1,544 in 1994 and $899 in 1993           $   5,611       8,294
                                                                       =========       =====

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Deficit investment in Dr Pepper/Seven-Up Corporation, at equity        $  97,843     127,203
Long-term debt                                                           252,101     301,427


Stockholders' deficit:
  Common stock                                                               617         608
  Additional paid-in capital                                             416,203     406,728
  Accumulated deficit                                                   (761,153)   (827,672)
                                                                       ---------    --------
                                                                        (344,333)   (420,336)
  Less treasury shares, at cost                                                -           -
    Total stockholders' deficit                                         (344,333)   (420,336)
                                                                       ---------    --------
    Total liabilities and stockholders' deficit                        $   5,611       8,294
                                                                       =========    ========


See accompanying notes to condensed financial statements.

                                                            SCHEDULE I, CONT.

                    DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                             CONDENSED STATEMENTS OF OPERATIONS

                            THREE YEARS ENDED DECEMBER 31, 1994

                            (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  1994        1993       1992
                                                                --------    -------    -------

Equity in earnings of Dr Pepper/Seven-Up Corporation            $ 94,246     78,245     33,012
Other income (expense):
 Interest expense                                                (30,718)   (35,126)   (71,513)
 Other, net                                                            -       (351)       343
                                                                --------    -------    -------
  Total other income (expense)                                   (30,718)   (35,477)   (71,170)
                                                                --------    -------    -------

  Income (loss) before income taxes
   extraordinary item and cumulative effect of
   accounting change                                              63,528     42,768    (38,158)

Income tax benefit                                               (14,171)   (51,356)   (29,744)
                                                                --------    -------    -------
  Income (loss) before extraordinary item and
   cumulative effect of accounting change                         77,699     94,124     (8,414)
Extraordinary item - extinguishment of debt, less applicable
  income taxes                                                    11,180     16,199     56,934
Cumulative effect of accounting change                                 -          -     74,800
  Net income (loss)                                               66,519     77,925   (140,148)
Preferred stock dividend requirements                                  -          -     12,941
                                                                 -------     ------  --------
  Net income (loss) attributable to outstanding
   common stock                                                  $66,519     77,925   (153,089)
                                                                 =======     ======   ========
Income (loss) per common share:
  Income (loss) before extraordinary item and
   cumulative effect of accounting change                        $  1.13       1.46       (.60)
  Extraordinary item                                                (.17)      (.25)     (1.60)
  Cumulative effect of accounting change                               -          -      (2.11)
                                                                 -------     ------   --------
  Net income (loss)                                              $  0.96       1.21      (4.31)
                                                                 =======     ======   ========

See accompanying notes to condensed financial statements.

                                                            SCHEDULE I, CONT.

                 DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                         CONDENSED STATEMENTS OF CASH FLOWS

                         THREE YEARS ENDED DECEMBER 31, 1994

                                   (IN THOUSANDS)


                                                                   1994        1993       1992
                                                                 --------   --------    --------

Cash flows from operating activities:
 Net income (loss)                                               $ 66,519     77,925    (140,148)
 Amortization of debt discounts and deferred debt issuance
  costs                                                            30,718     35,126      65,302
 Debt restructuring charge                                          2,039      3,790       6,104
 Income taxes                                                     (14,171)   (51,356)    (31,411)
 Equity in undistributed (earnings) losses of
  Dr Pepper/Seven-Up Corporation                                  (94,246)   (73,125)     91,102
                                                                 --------   --------    --------
   Net cash used in operating activities                          (9,141)    (7,640)     (9,051)
                                                                 --------   --------    --------
Cash flows from investing activities:
 Sales of marketable securities with
  maturities less than three months, net                               -           -      31,166
 Purchases of marketable securities                                    -           -    (312,108)
 Sales of marketable securities                                        -           -     366,733
 Decrease in long-term note receivable
  from Dr Pepper/Seven-Up Corporation                                  -           -       6,501
                                                                --------    --------    --------
   Net cash provided by investing activities                           -           -      92,292
                                                                --------    --------    --------
Cash flows from financing activities:
 Proceeds from long-term debt                                          -           -     375,001
 Payments on long-term debt                                      (79,400)   (115,512)   (543,738)
 Payment of refinancing costs                                          -           -     (12,725)
 Proceeds from sale of common stock                                    -     305,366           -
 Advances (to) from Dr Pepper/Seven Up Corporation                91,340     (84,622)     97,633
 Repurchase of preferred stock                                    (1,909)    (98,383)          -
 Other                                                              (890)        791         588
                                                                --------    --------    --------
   Net cash provided by (used in) financing activities             9,141       7,640     (83,241)
                                                                --------    --------    --------
Net change in cash and cash equivalents                                -           -           -
Cash and cash equivalents at beginning of year                         -           -           -
                                                                --------    --------    --------
Cash and cash equivalents at end of year                        $      -           -           -
                                                                ========    ========    ========


See accompanying notes to condensed financial statements.

                                                            SCHEDULE I, CONT.

                DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 1994


(1)  GENERAL

     The accompanying condensed financial statements of Dr Pepper/Seven-Up Companies, Inc. (Company) should be read in conjunction with the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  INVESTMENTS

     The Company's investments in Dr Pepper/Seven-Up Corporation (DP/7UP) includes cumulative advances from DP/7UP of $104,821,000 at December 31, 1994.

(3)  OBLIGATIONS, GUARANTEES AND COMMITMENTS

     As of December 31, 1994, the Company had long-term debt of $252,101,000 in the form of 11 1/2% Senior Subordinated Discount Notes due 2002. In addition, the Company has guaranteed the obligations under DP/7UP Credit Agreement. See note 3 to the consolidated financial statements regarding these obligations.

     Also see notes 6, 7 and 10 to the consolidated financial statements of the Company.

                                                                  SCHEDULE II

             DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                  (IN THOUSANDS)





                                                             BALANCE AT     CHARGED TO    CHARGED TO            BALANCE AT
                                                            BEGINNING OF    COSTS AND      OTHER                  END OF
                 DESCRIPTION                                   PERIOD       EXPENSES      ACCOUNTS   DEDUCTION    PERIOD
                 -----------                                ------------   -----------   ----------  ---------  ---------
Year ended December 31, 1994:
 Allowance for doubtful accounts                              $  1,737          106              -       175      1,668
                                                              ========       ======      =========    ======    =======
 Accumulated amortization of intangible assets                $111,434       13,104              -         -    124,538
                                                              ========       ======      =========    ======    =======
 Accumulated amortization of deferred debt issuance costs     $  8,711        7,871              -         -     16,582
                                                              ========       ======      =========    ======    =======
   Year ended December 31, 1993:
 Allowance for doubtful accounts                              $  1,573          274              -       110      1,737
                                                              ========       ======      =========    ======    =======
 Accumulated amortization of intangible assets                $ 96,357       15,077              -         -    111,434
                                                              ========       ======      =========    ======    =======
 Accumulated amortization of deferred debt issuance costs     $  1,508        7,203              -         -      8,711
                                                              ========       ======      =========    ======    =======
Year ended December 31, 1992:
 Allowance for doubtful accounts                              $  1,466          399              -       292      1,573
                                                              ========       ======      =========    ======    =======
 Accumulated amortization of intangible assets                $ 81,245       15,112              -         -     96,357
                                                              ========       ======      =========    ======    =======
 Accumulated amortization of deferred debt issuance costs     $ 31,317        8,484              -    38,293(1)   1,508
                                                              ========       ======      =========    ======    =======

(1) Represents write-off of the accumulated amortization of deferred debt issuance costs in connection with extinguishments of debt.