Form 10-Q
period 1995-03-31
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1995-05-12
CIK 836400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             _______________________

                                    FORM 10-Q
(MARK ONE)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD _________________   TO   _________________

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


THE NUMBER OF SHARES OF EACH CLASS OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 31, 1995 WAS AS FOLLOWS: 61,804,252 SHARES OF COMMON STOCK.

                       DR PEPPER/SEVEN-UP COMPANIES, INC.
                                      INDEX






                         PART I - FINANCIAL INFORMATION



                                                                         PAGE
Item 1.   Financial Statements





            Consolidated Condensed Balance Sheets
              March 31, 1995 and December 31, 1994                          3

            Consolidated Condensed Statements of Operations
              Three months ended March 31, 1995 and 1994                    4



            Consolidated Condensed Statement of Stockholders' Deficit
              Three months ended March 31, 1995                             5

            Consolidated Condensed Statements of Cash Flows
              Three months ended March 31, 1995 and 1994                    6

            Notes to Consolidated Condensed Financial Statements            7



Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            13




                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  MARCH 31,      DECEMBER 31,
                                                    1995             1994
                                                -------------   --------------
                                                 (UNAUDITED)
                    ASSETS
- ---------------------------------------------
Current assets:
  Accounts receivable, less allowance for
    doubtful accounts of $1,764 in 1995
    and $1,668 in 1994                            $    107,407        80,995
  Inventories                                           18,269        16,648
  Prepaid advertising and other current assets           6,185        22,892
  Deferred income taxes                                  5,480        23,532
                                                   ------------  ------------
    Total current assets                               137,341       144,067
                                                   ------------  ------------

Property, plant and equipment, net                      18,242        18,607


Intangible assets                                      538,317       538,317
Less accumulated amortization                          127,814       124,538
                                                   ------------  ------------
    Total intangible assets, net                       410,503       413,779
                                                   ------------  ------------
Other assets, net                                       15,246        32,265
                                                   ------------  ------------
    Total assets                                  $    581,332       608,718
                                                   ------------  ------------
                                                   ------------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
- ---------------------------------------------
Current liabilities:
  Accounts payable                                $     24,710        19,999
  Accrued expenses                                      94,246        81,454
  Current portion of long-term debt                         67       100,067
  Due to Cadbury                                        41,835          -
                                                   ------------  ------------
    Total current liabilities                          160,858       201,520
                                                   ------------  ------------

Long-term debt, less current portion                   258,583       693,159
Due to Cadbury                                         500,000          -
Deferred credits and other                              16,758        15,178
Deferred income taxes                                   23,383        42,971
Stockholders' deficit:
  Common Stock, $.01 Par value, 61,810,703 shares
    in 1995 and 61,771,287 shares in 1994 issued           617           617
  Additional paid-in capital                           606,033       416,203
  Accumulated deficit                                 (985,106)     (761,153)
  Foreign currency translation adjustment                  206           223
                                                   ------------  ------------
    Total stockholders' deficit                       (378,250)     (344,110)
                                                   ------------  ------------
    Total liabilities and stockholders'
      deficit                                     $    581,332       608,718
                                                   ------------  ------------
                                                   ------------  ------------

See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                    UNAUDITED
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1995              1994
                                                ------------       ------------
Net sales                                      $    195,582            185,741
Cost of sales                                        31,433             31,757
                                                ------------       ------------
       Gross profit                                 164,149            153,984
                                                ------------       ------------
Operating expenses:
  Marketing                                         234,407             94,137
  General and administrative                        110,336              8,383
  Amortization of intangible assets                   3,276              3,769
                                                ------------       ------------
   Total operating expenses                         348,019            106,289
                                                ------------       ------------
   Operating profit (loss)                         (183,870)            47,695

Other income (expense):
  Interest expense                                  (17,419)           (18,327)
  Other, net                                        (10,273)              (401)
                                                ------------       ------------
   Income (loss) before income taxes and
    extraordinary item                             (211,562)            28,967
Income tax expense (benefit)                         (3,074)            11,271
                                                ------------       ------------
  Income (loss) before extraordinary item          (208,488)            17,696

Extraordinary item - extinguishments of debt
  less applicable income taxes of $0 and
  $4,368, respectively                               15,465              8,112
                                                ------------       ------------
   Net income (loss)                           $   (223,953)             9,584
                                                ------------       ------------
                                                ------------       ------------

Income (loss) per common share and share
 equivalents:
   Income (loss) before extraordinary item     $       (3.18)             0.26
   Extraordinary item                                   (.24)            (0.12)
                                                ------------       ------------
     Net income (loss)                         $       (3.42)             0.14
                                                ------------       ------------
                                                ------------       ------------

Weighted average shares and share
 equivalents outstanding                              65,554             66,972
                                                ------------       ------------
                                                ------------       ------------

See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                     FOREIGN         TOTAL
                                NUMBER                    ADDITIONAL                 CURRENCY        STOCK-
                                  OF          COMMON       PAID-IN    ACCUMULATED   TRANSLATION      HOLDERS'
                                SHARES        STOCK        CAPITAL      DEFICIT     ADJUSTMENT       DEFICIT
                              -----------  -----------  -----------  -----------    -----------     -----------
Balance at December 31,
 1994                              61,765  $      617      416,203     (761,153)           223        (344,110)

Capital Contribution from
   Cadbury                         -           -           190,526         -              -            190,526

Exercise of employee stock
   options, including
   tax benefits                        39      -               567         -              -                567

Net loss                           -           -             -         (223,953)          -           (223,953)

Other                              -           -            (1,263)        -               (17)         (1,280)
                              -----------  -----------  -----------  -----------    -----------     -----------

Balance at March 31, 1995          61,804  $       617     606,033     (985,106)           206        (378,250)
                              -----------  -----------  -----------  -----------    -----------     -----------
                              -----------  -----------  -----------  -----------    -----------     -----------



See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                    UNAUDITED
                                 (IN THOUSANDS)

                                                                                  1995                 1994
                                                                               ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                                           $   (223,953)              9,584
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:


    Depreciation and amortization of intangibles, debt
      discounts and deferred debt issuance costs                                    11,684              14,423
    Deferred income taxes                                                           (1,536)              9,677
    Debt restructuring charge                                                       15,465               1,305
    Changes in assets and liabilities:
      Accounts receivable                                                          (26,412)            (20,228)
      Inventories                                                                   (1,621)             (2,032)
      Prepaid advertising and other assets                                          17,419              10,556
      Accounts payable and accrued expenses                                         10,134             (17,817)
      Other                                                                            668               2,419
                                                                               ------------        ------------
        Net cash provided by (used in) operating activities                       (198,152)              7,887
                                                                               ------------        ------------
Cash flows from investing activities:
    Capital expenditures                                                              (362)               (589)
    Other                                                                             (400)               (550)
                                                                               ------------        ------------
        Net cash used in investing activities                                         (762)             (1,139)
                                                                               ------------        ------------

Cash flows from financing activities:
    Capital contribution from cadbury for stock option payout                      190,526                -
    Proceeds of borrowings from cadbury                                            560,500                -
    Payments on borrowings from cadbury                                            (18,665)               -
    Proceeds from long-term debt                                                    75,845              89,000
    Payments on long-term debt                                                    (616,863)            (48,115)
    Retirement of subordinated debt                                                   -                (48,445)
    Increase in cash overdraft                                                       7,369                 184
    Other                                                                              202                 628
                                                                               ------------        ------------
        Net cash provided by (used in) financing activities                        198,914              (6,748)
                                                                               ------------        ------------
Net increase in cash and cash equivalents                                             -                   -

Cash and cash equivalents at beginning of period                                      -                   -
                                                                               ------------        ------------

Cash and cash equivalents at end of period                                    $       -                   -
                                                                               ------------        ------------
                                                                               ------------        ------------

See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 1995


1.   GENERAL

     The accompanying consolidated condensed balance sheet as of March 31, 1995, the consolidated condensed statements of operations for the three months ended March 31, 1995 and 1994, the consolidated condensed statement of stockholders' deficit for the three months ended March 31, 1995 and the consolidated condensed statements of cash flows for the three months ended March 31, 1995 and 1994 are unaudited but include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements. They should be read in conjunction with the consolidated financial statements of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K.

     As a consequence of the acquisition of the Company by Cadbury (see Note 2 below), the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results that may be expected for the full fiscal year. Included in expenses are certain non-recurring items consequent to the acquisition.

     As hereinafter used, unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Companies, Inc. together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. Dr Pepper/Seven-Up Corporation ("DP/7UP") is a direct operating subsidiary of the Holding Company.

     Income (loss) per common share and share equivalents is based on the income
     (loss) applicable to the fully diluted weighted average number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), outstanding of approximately 65,554,000 and 66,972,000 shares for the three months ended March 31, 1995 and 1994, respectively. For 1994, the weighted average number of shares of Common Stock outstanding assumes the exercise of dilutive stock options. Income (loss) per common share and share equivalents is the same for primary and fully diluted per share amounts.

2.   ACQUISITION OF THE COMPANY BY CADBURY (THE "ACQUISITION")

     On January 25, 1995, the Holding Company, Cadbury Schweppes plc, a company organized under the laws of England ("Cadbury"), and DP/SU Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Cadbury ("Purchaser"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, on February 1, 1995, Purchaser commenced a tender offer (the "Offer") to acquire all issued and outstanding shares of common stock of the Holding Company ("Common Stock") not already owned by Cadbury at a price of $33.00 per share. The Offer expired, as scheduled, at midnight Wednesday, March 1, 1995. A total of 45,387,180 shares of Common Stock were tendered and purchased by Purchaser pursuant to the Offer. As a result of such purchase and the prior acquisition of shares of Common Stock, Purchaser and other wholly owned subsidiaries of Cadbury own approximately 98.7% of the issued and outstanding shares of Common Stock. Upon the approval and adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company to the extent required by the laws of the State of Delaware, a wholly owned subsidiary of Purchaser will merge

     (the "Merger") with and into the Company, and each share of Common Stock (other than shares held in the treasury of the Company, or owned by Cadbury or any of its subsidiaries or held by stockholders who have filed with the Company a written objection to the Merger and have not voted in favor of the Merger and who have properly demanded in writing and perfected appraisal for such shares in accordance with the laws of the State of Delaware) shall be automatically converted into the right to receive $33.00 in cash, without interest. A meeting of the stockholders of the Holding Company will be held on June 5, 1995 for the purpose of obtaining such approval.

     Pursuant to the terms of the Merger Agreement, each outstanding option to purchase shares of the Holding Company's Common Stock granted under the Company's various stock option plans, whether or not exercisable, was cancelled. Each holder of cancelled options received an amount in cash equal to the product of (1) the number of shares previously subject to such option and (2) the excess of $33 per share over the applicable exercise price. In connection therewith, Cadbury made a capital contribution of $190.5 million to the Company, representing the total cash payments made to each option holder.

     The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by reference to the copy of the Merger Agreement filed as Exhibit 2.1 to the Company's 1994 Form 10-K, which is incorporated herein by reference in its entirety.

3.   LONG-TERM DEBT/RELATED PARTY TRANSACTIONS

     In connection with the Acquisition, the Company borrowed $500.0 million from Cadbury which has been classified as a long-term payable in the accompanying consolidated balance sheet. These borrowings bear interest at 25 basis points over the market LIBOR rate. The Company also received a $60.5 million working capital loan from Cadbury. The balance of that loan was $41.8 million at March 31, 1995 and is included in current liabilities in the accompanying consolidated balance sheet.

     The Company used the proceeds from Cadbury to repay its outstanding borrowings under the Credit Agreement. In connection therewith, the Company recorded a $15.5 million extraordinary charge reflecting write-off of the unamortized balance of deferred debt issuance costs related to the Credit Agreement.

4.   INVENTORIES

     Inventories consisted of the following at March 31, 1995 and December 31, 1994 (in thousands):

                                         1995           1994
                                         ----           ----
     Finished products             $       6,552          6,449
     Raw materials and supplies           11,717         10,199
                                    ------------   ------------
       Total inventories           $      18,269         16,648
                                    ------------   ------------
                                    ------------   ------------

5.   CONTINGENCIES

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


          Following the magistrate's rulings in the Federal Court Suit, Coke moved for summary judgment in the State Court Suit on procedural grounds. The state court judge granted Coke's motion for summary judgment on Seven-Up's claims. Coke had also filed counterclaims in the State Court Suit alleging that Seven-Up had tortiously interfered with Coke's existing contractual relationships with those licensed bottlers of Coke who are also licensed to bottle Sprite products. That counterclaim is still pending in the state court. The court has severed the counterclaim from Seven-Up's claims and abated it, which has enabled Seven-Up to appeal the state court's ruling on Coke's motion for summary judgment.

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

     (c)  SHAREHOLDER LITIGATION



          On October 26, 1994, a complaint styled KING V. DR PEPPER/SEVEN-UP COMPANIES, ET AL. ("King"), was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, alleging that the defendants violated Section 10(b) and Rule 10b-5 under the Exchange Act by failing to reveal the true status of merger discussions between the Company and Cadbury. The complaint alleges that the defendants knowingly or recklessly engaged in a plan to depress the market price of the Company's securities by misstating and concealing material information concerning the true status of merger discussions with Cadbury. In addition, the complaint alleges that John Albers, formerly President and Chief Executive Officer of the Company, violated Section 20(a) of the Exchange Act by failing to disseminate truthful information with respect to the Company's business. Relief requested includes unspecified damages and expenses (including attorneys' fees). As a result of defendants' motion to dismiss based on the plaintiff's failure to plead fraud with specificity and failure to state a claim for securities fraud, on January 24, 1995, the judge in the suit issued an Order to File Amended Complaint to the plaintiff, which gave the plaintiff 20 days in which to amend her complaint to cure the deficiencies noted in the order. Subsequently, the plaintiff has amended the complaint to cure the Court's concerns. The defendants believe the complaint is without merit and intend to defend the case vigorously.

          In connection with the Rights Agreement (as hereinafter defined) and the announcement of the Merger Agreement (See Note 2), several putative class action complaints (the "Shareholders Suits") were filed in the Court of Chancery of the State of Delaware and the state courts of Texas naming the Company and certain directors as defendants and alleging that the defendants breached their fiduciary duties to the Company and its stockholders. These suits are described in item 8 of the Solicitation/Recommendation Statement on schedule 14D-9 filed by the Company with the Securites and Exchange Commission on February 1, 1995, as amended (the "14D-9"), which information is incorporated herein by reference to Exhibit 99 of the Company's 1994 Form 10-K.

          On February 10, 1995, all of the Shareholder Suits, except for the King case, were consolidated in IN RE: DR PEPPER/SEVEN-UP COMPANIES, INC. SHAREHOLDERS LITIGATION, Civil Action No. 13109 (the "Consolidated Action"), in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the Consolidated Action, plaintiffs and defendants (through their respective counsel), have entered into a Memorandum of Understanding, dated February 21, 1995 (the "Memorandum of Understanding"), pursuant to which the Consolidated Action will be settled. Pursuant to the settlement contemplated by the Memorandum of Understanding, the plaintiffs in the suit styled SARNOFF V. DR PEPPER/SEVEN-UP COMPANIES ET AL have non-suited the action pending before the Texas Court and refiled it with the Delaware Court. The parties have requested that the refiled Sarnoff case be consolidated with and become part of the Consolidated Action. The proposed settlement is subject to, among other things, approval of the Delaware Court and is fully described in the 14D-9.

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

     (e)  RIGHTS AGREEMENT AMENDMENT

          Immediately prior to the execution of the Merger Agreement, the Company amended the Rights Agreement dated September 1, 1993, between the Company and BankOne, Texas, N.A. (the "Rights Agreement"). This amendment (the "Amendment") provides that (A) none of the execution or delivery of the Merger Agreement or the Stockholders Agreement or the making of the Offer will cause (i) the Rights (as defined under the Rights Agreement) to become exercisable under the Rights Agreement, (ii) Cadbury or Purchaser or any of their affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) or (iii) the Stock Acquisition Date (as defined in the Rights Agreement) to occur upon any such event, (B) none of the acceptance for payment or payment for Shares by Purchaser pursuant to the Offer or the consummation of the Merger will cause (i) the Rights to become exercisable under the Rights Agreement or (ii) Cadbury or Purchaser or any of their affiliates to be deemed an Acquiring Person or (iii) the Stock Acquisition Date to occur upon any such event, and (C) the Expiration Date (as defined in the Rights Agreement) shall occur no later than immediately prior to the purchase of shares pursuant to the Offer. The Expiration Date occurred on March 2, 1995, immediately prior to Purchaser's purchase of shares pursuant to the Offer. Accordingly, the Rights expired.

          The foregoing description of the Amendment is a summary only and is qualified in its entirety by reference to the form thereof filed as
          Exhibit 3.4 to the Company's 1994 Form 10-K, which is incorporated herein by reference in its entirety. The Rights Agreement has been filed as Exhibit 3.3 to that Form 10-K.

     (f)  OTHER LITIGATION

          DP/7UP is a defendant in various other lawsuits arising out of the ordinary conduct of its business. Management of the Company believes the resolution of these matters will not have a material adverse effect on the Company's operating results or financial condition.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE
                        MONTHS ENDED MARCH 31, 1994


     Net sales for the three months ended March 31, 1995 increased 5% to $195.6 million compared to $185.7 million in the first quarter of 1994. The increases were primarily the result of increased sales volume for DR PEPPER brands over the comparable periods in 1994, as well as selected price increases.

     Cost of sales for the three months ended March 31, 1995 decreased 1% to $31.4 million compared to $31.8 million in the first quarter of 1994. Gross profit as a percentage of net sales for the three months ended March 31 increased from 82.9% in 1994 to 83.9% in 1995. These relationships primarily reflect product mix in favor of higher-margined products.

     Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased 227% to $348.0 million in the first three months of 1995 compared to $106.3 million in the same period of the prior year. These increases were primarily due to transactions recorded as a result of the increase by Cadbury of its ownership position of the Company's Common Stock on March 2, 1995 (See Note 2). The significantly higher expenses (for both marketing and general and administrative categories) principally relate to compensation expense pertaining to the redemption of employee stock options and restricted shares. There also was an increased provision of marketing expenses as a result of higher sales volume.

     As a result of the above factors, operating loss for the three months ended March 31, 1995 was $183.9 million compared to $47.7 million of operating profit in the first three months of 1994.

     Interest expense for the three months ended March 31, 1995 decreased 5% to $17.4 million compared to $18.3 million in the first quarter of 1994. These decreases were principally due to the impact of the Company's deleveraging efforts.

     Other expense principally reflects investment banking and legal fees incurred in connection with the Acquisition.

     The decrease in income tax expense in the first three months of 1995 as compared to the same period in 1994 is due to the impact of the loss incurred in 1995. Additionally, the Company has not fully recognized its potential tax benefits related to its first quarter loss due primarily to uncertainty of the Company's ability to realize such benefits as a subsidiary of Cadbury.

     In connection with the repayment of the Company's credit agreement (the "Credit Agreement"), an extraordinary charge of $15.5 million was recorded in the first three months of 1995. The extraordinary charge reflects a write-off of the unamortized balance of deferred debt issuance costs related to the Credit Agreement. (See Note 3.)

     In connection with the retirement of a portion of the Company's 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes"), an extraordinary charge of $8.1 million was recorded in the first three months of

1994, net of a $4.4 million tax effect. The extraordinary charge reflects a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.


     As a result of the above factors, the Company incurred $224.0 million of net loss in the first three months of 1995 compared to $9.6 million of net income earned in the same period in 1994.



LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that cash provided by operations, together with cash provided by Cadbury, will be sufficient to fund its working capital requirements, capital expenditures and principal and interest requirements described below.

     The Holding Company conducts its business through DP/7UP and the primary asset of the Holding Company is the common stock of DP/7UP. The Holding Company has no material operations of its own. Accordingly, the Holding Company is dependent on the cash flow of DP/7UP to meet its obligations. The Holding Company has no material obligations other than those under the Discount Notes. Accordingly, the Holding Company is not expected to have any material need for cash until interest on the Discount Notes becomes payable in cash on May 1, 1998. The Holding Company will be required to make sinking fund payments equal to 25% of the then outstanding principal amount of the Discount Notes in each of 2000 and 2001. The Discount Notes will mature in 2002. The indenture governing the Discount Notes imposes limits on the payment of dividends by the Holding Company.

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

     The Company's former obligations under the Credit Agreement bore interest at floating rates making the Company sensitive to changes in prevailing interest rates. Accordingly, in order to minimize the effect of significant changes in prevailing interest rates, and as permitted by the Credit Agreement, the Company has from time to time entered into interest rate swap and interest rate cap agreements. At March 31, 1995, the Company was a counterparty to a swap expiring December 1, 1995, based on six-month LIBOR with a notional amount of $150 million. Interest rate cap agreements, based on six-month LIBOR capped at 6% with a total notional amount of $250 million, cover all or a portion of the period from February 1, 1995 through February 1, 1996. Premiums for these agreements accrue to interest expense over the life of each agreement. Any interest rate differentials to be received or paid are recognized as adjustments to interest expense. The net effect on interest expense from interest rate instruments was insignificant for the quarters ended March 31, 1995 and 1994. Market risk relating to financial instruments is evaluated periodically based on quotes from financial institutions.

     The Company had working capital deficits of $23.5 million at March 31, 1995 and $57.5 million at December 31, 1994. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at March 31, 1995 improved from the December 31, 1994 deficit due to the reduction in the current portion of long-term debt. The Credit Agreement (the current portion of which was $100.0 million) was repaid in connection with the Acquisition and was replaced with funds provided by Cadbury (the current portion of which was $41.8 million at March 31, 1995) (See Note 3). The Company does not believe that such deficits will have a material adverse effect on its liquidity or operations.

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

     As a result of the Acquisition, Cadbury owns approximately 98.7% of the outstanding Common Stock of the Company and controls the operations of the Company. The Company is thus able to access the resources of Cadbury in addition to cash provided by operations to fund its cash requirements. The outstanding balance of the Credit Agreement was repaid with cash provided by Cadbury and the Credit Agreement was terminated, effective as of March 6, 1995.


ITEM 1.   LEGAL PROCEEDINGS

          See Note 5 to Consolidated Condensed Financial Statements which is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27 -  Financial Data Schedule.


          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the three months ended March 31, 1995.

                       DR PEPPER/SEVEN-UP COMPANIES, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       DR PEPPER/SEVEN-UP COMPANIES, INC.


Date:  May 12, 1995



                         /s/      NELSON A. BANGS
                         ------------------------------
                                  Nelson A. Bangs
                            Vice President and Secretary