Form 10-Q
period 1995-06-30
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1995-08-08
CIK 836400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995

                                       or

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

The number of shares of each class of the Registrant's common stock outstanding as of June 30, 1995 was as follows: 61,804,252 shares of Common Stock.

                        DR PEPPER/SEVEN-UP COMPANIES, INC.
                                    INDEX



                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
Item 1.   Financial Statements

         Consolidated  Condensed Balance Sheets
               June 30, 1995 and December 31, 1994                             3

         Consolidated Condensed Statements of Operations

               Three and six months ended June 30, 1995 and 1994               4


         Consolidated Condensed Statement of Stockholders' Deficit
               Six months ended June 30, 1995                                  5


         Consolidated Condensed Statements of Cash Flows
               Six months ended June 30, 1995 and 1994                         6

         Notes to Consolidated Condensed Financial Statements                  7



Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              13


                            PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                    9
Item 6.   Exhibits and Reports on Form 8-K                                    15

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            June 30,     December 31,
                                                                                              1995           1994
                                                                                        -------------    -------------
                                                                                          (Unaudited)
                         ASSETS
------------------------------------------------------------
Current assets:
   Accounts receivable, less allowance for
       doubtful accounts of $1,860 in 1995 and
       $1,668 in 1994                                                                    $  105,152             80,995
   Inventories                                                                               18,171             16,648
   Prepaid advertising and other current assets                                               4,844             22,892
   Deferred income taxes                                                                      5,524             23,532
                                                                                        ------------       ------------
          Total current assets                                                              133,691            144,067
                                                                                        ------------       ------------

Property, plant and equipment, net                                                           17,764             18,607

Intangible assets                                                                           538,317            538,317
Less accumulated amortization                                                               131,090            124,538
                                                                                        ------------       ------------
     Total intangible assets, net                                                           407,227            413,779
                                                                                        ------------       ------------
Other assets, net                                                                            14,541             32,265
                                                                                        ------------       ------------
     Total assets                                                                        $  573,223            608,718
                                                                                        ------------       ------------
                                                                                        ------------       ------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------
Current liabilities:
   Accounts payable                                                                      $   28,950             19,999
   Accrued expenses                                                                         100,399             81,454
   Current portion of long-term debt                                                             67            100,067
   Due to Cadbury                                                                           102,445                -
                                                                                        ------------       ------------
     Total current liabilities                                                              231,861            201,520
                                                                                        ------------       ------------
Long-term debt, less current portion                                                        265,935            693,159
Due to Cadbury                                                                              400,000                -
Deferred credits and other                                                                   11,102             15,178
Deferred income taxes                                                                        22,544             42,971
Stockholders' deficit:
   Common Stock, $.01 par value,  61,810,703 shares
      in 1995 and 61,771,287 shares in 1994 issued                                              617                617
   Additional paid-in capital                                                               606,033            416,203
   Accumulated deficit                                                                     (964,988)          (761,153)
   Foreign currency translation adjustment                                                      119                223
                                                                                        ------------       ------------
      Total stockholders' deficit                                                          (358,219)          (344,110)
                                                                                        ------------       ------------
      Total liabilities and stockholders' deficit                                        $  573,223            608,718
                                                                                        ------------       ------------
                                                                                        ------------       ------------

See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 1995 and 1994
                                    Unaudited
                    (In thousands, except per share amounts)


                                                                 Three Months                            Six Months
                                                            ----------------------------          -----------------------

                                                               1995          1994                   1995           1994
                                                            -----------   -----------             ------------ ----------
Net sales                                                  $  207,476      197,389                  403,058     383,130
Cost of sales                                                  38,045       32,876                   69,478      64,633
                                                            ----------   ----------               ----------  ----------
     Gross profit                                             169,431      164,513                  333,580     318,497
                                                            ----------   ----------               ----------  ----------

Operating expenses:
  Marketing                                                   104,890       98,533                  339,297     192,670
  General and administrative                                   24,411        7,933                  134,747      16,316
  Amortization of intangible assets                             3,276        2,782                    6,552       6,551
                                                            ----------   ----------               ----------  ----------
    Total operating expenses                                  132,577      109,248                  480,596     215,537
                                                            ----------   ----------               ----------  ----------
    Operating profit (loss)                                    36,854       55,265                 (147,016)    102,960

Other income (expense):
  Interest expense                                            (17,224)     (18,283)                 (34,643)    (36,610)
  Other, net                                                      224         (406)                 (10,049)       (807)
                                                            ----------   ----------               ----------  ----------
    Income (loss) before income taxes and
      extraordinary item                                       19,854       36,576                 (191,708)     65,543

Income tax expense (benefit)                                     (264)      12,762                   (3,338)     24,033
                                                            ----------   ----------               ----------  ----------
    Income (loss) before extraordinary item                    20,118       23,814                 (188,370)     41,510

Extraordinary item - extinguishments of debt
   less applicable income taxes of $0 and $4,368,
     respectively                                                  -            -                    15,465       8,112
                                                            ----------   ----------               ----------  ----------
    Net income (loss)                                      $   20,118       23,814                 (203,835)     33,398
                                                            ----------   ----------               ----------  ----------
                                                            ----------   ----------               ----------  ----------

Income (loss) per common share and share
 equivalents:
   Income (loss) before extraordinary item                 $     0.29         0.36                    (2.73)      0.62
   Extraordinary item                                              -            -                      (.23)     (0.12)
                                                            ----------   ----------               ----------  ----------
      Net income (loss)                                    $     0.29         0.36                    (2.96)      0.50
                                                            ----------   ----------               ----------  ----------
                                                            ----------   ----------               ----------  ----------
Weighted average shares and share
   equivalents outstanding                                     68,924       66,937                   68,924     66,958
                                                            ----------   ----------               ----------  ----------
                                                            ----------   ----------               ----------  ----------

See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the Six Months Ended June 30, 1995
                                    Unaudited
                                 (In thousands)

                                                                                                     Foreign         Total
                                          Number                      Additional                     Currency        Stock-
                                           of            Common        Paid-In       Accumulated    Translation      holders'
                                          Shares         Stock         Capital         Deficit      Adjustment       Deficit
                                        ----------     -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1994               61,765      $    617         416,203        (761,153)         223         (344,110)

Capital Contribution from Cadbury          -              -             190,526           -            -              190,526

Exercise of employee stock
   options, including tax benefits             39         -                 567           -            -                  567

Net loss                                   -              -               -            (203,835)       -             (203,835)

Other                                      -              -              (1,263)          -             (104)          (1,367)
                                         ---------      --------      ----------      ----------    ---------       ----------
Balance at June 30, 1995                   61,804      $    617         606,033        (964,988)         119         (358,219)
                                         ---------      --------      ----------      ----------    ---------       ----------
                                         ---------      --------      ----------      ----------    ---------       ----------


See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1995 and 1994
                                    Unaudited
                                 (In thousands)

                                                                                      1995               1994
                                                                                   ----------        ----------
Cash flows from operating activities:
   Net income (loss)                                                              $ (203,835)          33,398
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:

     Depreciation and amortization of intangibles, debt
       discounts and deferred debt issuance costs                                     23,198           27,433
     Deferred income taxes                                                            (2,419)          11,665
     Debt restructuring charge                                                        15,465            1,305
     Changes in assets and liabilities:
       Accounts receivable                                                           (24,157)         (22,575)
       Inventories                                                                    (1,523)          (2,450)
       Prepaid advertising and other assets                                           19,320            3,142
       Accounts payable and accrued expenses                                          19,447          (18,140)
       Other                                                                          (5,088)           5,733
                                                                                   ----------       ----------
         Net cash provided by (used in) operating activities                        (159,592)          39,511
                                                                                   ----------       ----------

Cash flows from investing activities:
     Capital expenditures                                                               (600)          (1,094)
     Other                                                                              (400)            (697)
                                                                                   ----------       ----------
          Net cash used in investing activities                                       (1,000)          (1,791)
                                                                                   ----------       ----------

Cash flows from financing activities:
     Capital Contribution from Cadbury for stock option payout                       190,526             -
     Proceeds of borrowings from Cadbury                                             560,500             -
     Payments on borrowings from Cadbury                                             (58,055)            -
     Proceeds from long-term debt                                                     75,845          162,000
     Payments on long-term debt                                                     (616,875)        (151,735)
     Retirement of subordinated debt                                                    -             (48,445)
     Increase (decrease) in cash overdraft                                             8,449           (1,256)
     Other                                                                               202            1,716
                                                                                   ----------       ----------
          Net cash provided by (used in) financing activities                        160,592          (37,720)
                                                                                   ----------       ----------


Net increase in cash and cash equivalents                                              -                 -

Cash and cash equivalents at beginning of period                                       -                 -
                                                                                   ----------       ----------


Cash and cash equivalents at end of period                                        $    -                 -
                                                                                   ----------       ----------
                                                                                   ----------       ----------


See accompanying notes to consolidated condensed financial statements.

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 1995


1.   General

     The accompanying consolidated condensed balance sheet as of June 30, 1995, the consolidated condensed statements of operations for the three and six months ended June 30, 1995 and 1994, the consolidated condensed statement of stockholders' deficit for the six months ended June 30, 1995 and the consolidated condensed statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited but include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements. They should be read in conjunction with the consolidated financial statements of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K.

     As a consequence of the acquisition of the Company by Cadbury (see Note 2 below), the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the full fiscal year. Included in expenses are certain non-recurring items consequent to the acquisition.

     As hereinafter used, unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Companies, Inc. together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. Dr Pepper/Seven-Up Corporation ("DP/7UP") is a direct operating subsidiary of the Holding Company.

     Income (loss) per common share and share equivalents is based on the income
     (loss) applicable to the fully diluted weighted average number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), outstanding of approximately 68,924,000 and 66,937,000 shares for the three months ended June 30, 1995 and 1994, respectively, and 68,924,000 and 66,958,000 shares for the six months ended June 30, 1995 and 1994, respectively. Shares issuable upon exercise of stock options and warrants are excluded from the 1995 calculation because they are antidilutive. For 1994, the weighted average number of shares of Common Stock outstanding assumes the exercise of dilutive stock options. Income (loss) per common share and share equivalents is the same for primary and fully diluted per share amounts.

2.   Acquisition of the Company by Cadbury (the "Acquisition")

     On January 25, 1995, the Holding Company, Cadbury Schweppes plc, a company organized under the laws of England ("Cadbury"), and DP/SU Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Cadbury ("Purchaser"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, on February 1, 1995, Purchaser commenced a tender offer (the "Offer") to acquire all issued and outstanding shares of common stock of the Holding Company ("Common Stock") not already owned by Cadbury at a price of $33.00 per share. The Offer expired, as scheduled, at midnight on Wednesday, March 1, 1995. A total of 45,387,180 shares of Common Stock were tendered and purchased by Purchaser pursuant to the Offer. As a result of such purchase and the prior acquisition of shares of Common Stock, Purchaser and other wholly owned subsidiaries of Cadbury owned approximately 98.7% of the issued and outstanding shares of Common Stock. Upon the approval and adoption of the Merger Agreement by the affirmative vote of the stockholders of the Company at a meeting of the stockholders of the Holding Company held on June 5, 1995, a wholly owned subsidiary of Purchaser was merged (the "Merger") with and into the Company. As a result of the Merger, each share of Common Stock (other than shares held in the treasury of the Company, or owned by Cadbury or any of its subsidiaries or held by stockholders who filed with the Company a written objection to the Merger and had not voted in favor of the Merger and who have properly demanded in writing and perfected appraisal for such shares in accordance with the laws of the State of Delaware), was automatically converted into the right to receive $33.00 in cash, without interest. Accordingly, Purchaser and other wholly owned subsidiaries of Cadbury now own 100% of the issued and outstanding shares of Common Stock.

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

3.   Long-Term Debt/Related Party Transactions

     In connection with the Acquisition, the Company borrowed $500.0 million from Cadbury (reduced to $400.0 million on May 19, 1995) which has been classified as a long-term payable in the accompanying consolidated balance sheet. These borrowings bear interest at 9.5%. The Company also received a working capital loan from Cadbury. The balance of that loan was $102.4 million at June 30, 1995 and is included in current liabilities in the accompanying consolidated balance sheet.

     The Company used the proceeds from Cadbury to repay its outstanding borrowings under the Credit Agreement. In connection therewith, the Company recorded a $15.5 million extraordinary charge reflecting write-off of the unamortized balance of deferred debt issuance costs related to the Credit Agreement.

4.   Inventories

     Inventories consisted of the following at June 30, 1995 and December 31, 1994 (in thousands):


                                              1995           1994
                                              ----           ----
     Finished products                   $     6,171         6,449
     Raw materials and supplies               12,000        10,199
                                          -----------    ----------
          Total inventories              $    18,171        16,648
                                          -----------    ----------
                                          -----------    ----------

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

     (c)  SHAREHOLDER LITIGATION

          On October 26, 1994, a complaint styled KING V. DR PEPPER/SEVEN-UP COMPANIES, ET AL. ("King"), was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, alleging that the defendants violated Section 10(b) and Rule 10b-5 under the Exchange Act by failing to reveal the true status of merger discussions between the Company and Cadbury. The complaint alleges that the defendants knowingly or recklessly engaged in a plan to depress the market price of the Company's securities by misstating and concealing material information concerning the true status of merger discussions with Cadbury. In addition, the complaint alleges that John Albers, formerly President and Chief Executive Officer of the Company, violated Section 20(a) of the Exchange Act by failing to disseminate truthful information with respect to the Company's business. Relief requested includes unspecified damages and expenses (including attorneys' fees). As a result of defendants' motion to dismiss based on the plaintiff's failure to plead fraud with specificity and failure to state a claim for securities fraud, on January 24, 1995, the judge in the suit issued an Order to File Amended Complaint to the plaintiff, which gave the plaintiff 20 days in which to amend her complaint to cure the deficiencies noted in the order. Subsequently, the plaintiff has amended the complaint to cure the Court's concerns. By order dated June 28, 1995, the Court ordered the parties to mediation to determine whether the case can be settled. Plaintiff has recently filed a motion for summary judgment. Defendants have filed a cross-motion for summary judgment and a response to Plaintiff's motion. The defendants believe the complaint is without merit and intend to defend the case vigorously.

          In connection with the Rights Agreement (as hereinafter defined) and the announcement of the Merger Agreement (See Note 2), several putative class action complaints (the "Shareholders Suits") were filed in the Court of Chancery of the State of Delaware and a state court of Texas naming the Company and certain directors as defendants and alleging that the defendants breached their fiduciary duties to the Company and its stockholders. These suits are described in item 8 of the Solicitation/Recommendation Statement on schedule 14D-9 filed by the Company with the Securites and Exchange Commission on February 1, 1995, as amended (the "14D-9"), which information is incorporated herein by reference to Exhibit 99 of the Company's 1994 Form 10-K.

          On February 10, 1995, all of the Shareholder Suits, except for the King case, were consolidated in IN RE: DR PEPPER/SEVEN-UP COMPANIES, INC. SHAREHOLDERS LITIGATION, Civil Action No. 13109 (the "Consolidated Action"), in the Court of Chancery of the State of Delaware (the "Delaware Court"). In the Consolidated Action, plaintiffs and defendants (through their respective counsel), have entered into a Memorandum of Understanding, dated February 21, 1995 (the "Memorandum of Understanding"), pursuant to which the Consolidated Action will be settled. Pursuant to the settlement contemplated by the Memorandum of Understanding, the plaintiffs in the suit styled SARNOFF V. DR PEPPER/SEVEN-UP COMPANIES ET AL. have non-suited the action pending before the Texas Court and refiled it with the Delaware Court. By order dated April 29, 1995, the refiled Sarnoff case was consolidated with and became part of the Consolidated Action. The proposed settlement is subject to, among other things, approval of the Delaware Court and is fully described in the 14D-9.

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

          The lawsuit was dismissed without prejudice pursuant to an Agreed Order Granting Joint Motion for Non-Suit on May 18, 1992. Subsequent to filing the lawsuit, Steiner sold the property and the claim in litigation to a third party, who in turn later sold the property and the claim to another party, who became a debtor in a bankruptcy proceeding. The trustee in bankruptcy sold the claim in the lawsuit to Canco Properties ("Canco"), San Antonio, Texas, who refiled the lawsuit on January 29, 1993. By letter dated September 21, 1993, Canco claimed that additional discovery and investigation resulted in an increase in estimated damages, and now estimates their damages to be over $31.5 million, with punitive damages in excess of $50.0 million in the aggregate. On May 4, 1994, Canco amended its petition to add claims for negligent misrepresentation and fraud based upon the Company's alleged failure to disclose the existence of water leaks in the building at the time the building was sold to Steiner in August 1985. On February 17, 1995, Canco again amended its petition, dismissing its claims that the Company breached an alleged oral agreement to become a tenant in a new building to be constructed by Canco, but adding claims that the Company breached the original 1985 sale agreement by failing to disclose the presence of asbestos on the property. Canco's amended petition seeks unspecified monetary damages and rescission of the original transaction. By letter dated March 6, 1995, Canco now claims their monetary damages to be approximately $35.0 million (excluding interest). The court is reconsidering the Company's motion for summary judgment in light of recent changes in Texas law. Depending on the outcome of that review, the case is set for trial on October 2, 1995. The Company believes that this lawsuit is without merit and is vigorously contesting the same. The Company further believes that the resolution of this litigation will not have a material adverse effect on its operating results or financial condition.

          On December 4, 1990, Steiner filed a claim with the American Arbitration Association seeking compensation for damage allegedly caused by the Company to its former corporate headquarters building during the Company's occupancy of such building as tenant under a lease agreement with Steiner. This claim was subsequently sold in the same manner as described in the immediately preceding paragraph with respect to the litigation and is now owned by Canco. Canco presently seeks damages in connection with this claim in the amount of approximately $11.5 million as well as an unspecified amount of punitive damages and attorneys' fees. An arbitration hearing with respect to this claim began on November 8, 1993 in Dallas, Texas; however, due to the death of the arbitrator, a new arbitrator was appointed. The parties conducted the arbitration hearing from June 28 through July 7, 1994. The arbitrator awarded Canco $150,000 for its claims in the arbitration; however, because the arbitrator determined that the Company was the prevailing party in the arbitration, the arbitrator awarded the Company approximately $139,000 in attorneys' fees. Therefore, the net amount paid to Canco by the Company was approximately $11,000. Canco filed suit in the 68th Judicial District Court, Dallas County, Texas, seeking to vacate the arbitration award on the grounds that the arbitrator was not impartial. Canco dismissed that suit on June 7, 1995. The Company believes that the resolution of this litigation will not have a material adverse effect on its operating results or financial condition.

     (e)  RIGHTS AGREEMENT AMENDMENT

          Immediately prior to the execution of the Merger Agreement, the Company amended the Rights Agreement dated September 1, 1993, between the Company and Bank One, Texas, N.A. (the "Rights Agreement"). This amendment (the "Amendment") provides that (A) none of the execution or delivery of the Merger Agreement or the Stockholders Agreement or the making of the Offer will cause (i) the Rights (as defined under the Rights Agreement) to become exercisable under the Rights Agreement,
          (ii) Cadbury or Purchaser or any of their affiliates to be deemed an Acquiring Person (as defined in the Rights Agreement) or (iii) the Stock Acquisition Date (as defined in the Rights Agreement) to occur upon any such event, (B) none of the acceptance for payment or payment for Shares by Purchaser pursuant to the Offer or the consummation of the Merger will cause (i) the Rights to become exercisable under the Rights Agreement or (ii) Cadbury or Purchaser or any of their affiliates to be deemed an Acquiring Person or (iii) the Stock Acquisition Date to occur upon any such event, and (C) the Expiration Date (as defined in the Rights Agreement) shall occur no later than immediately prior to the purchase of shares pursuant to the Offer. The Expiration Date occurred on March 2, 1995, immediately prior to Purchaser's purchase of shares pursuant to the Offer. Accordingly, the Rights expired.

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

               DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995

RESULTS OF OPERATIONS -SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS
     ENDED JUNE 30, 1994 AND THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

     Net sales for the six months ended June 30, 1995 increased 5% to $403.1 million compared to $383.1 million for the six months ended June 30, 1994. Net sales for the three months ended June 30, 1995 also increased 5% to $207.5 million compared to $197.4 million in the second quarter of 1994. The increases were primarily the result of increased sales volume for DR PEPPER brands over the comparable periods in 1994, as well as selected price increases.

     Cost of sales for the six months ended June 30, 1995 increased 7% to $69.5 million compared to $64.6 million in the first six months of 1994. Cost of sales for the three months ended June 30, 1995 increased 16% to $38.0 million compared to $32.9 million in the second quarter of 1994. Gross profit as a percentage of net sales for the six months ended June 30 decreased from 83.1% in 1994 to 82.8% in 1995. These relationships primarily reflect product mix.

     Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased 123% to $480.6 million in the first six months of 1995 compared to $215.5 million in the same period of the prior year. These increases were primarily due to transactions recorded as a result of the increase by Cadbury of its ownership position of the Company's Common Stock on March 2, 1995 (See Note 2). The significantly higher expenses (for both marketing and general and administrative categories) principally relate to compensation expense pertaining to the redemption of employee stock options, restricted shares, and severance costs incurred as a result of the Acquisition. There also was an increased provision of marketing expenses as a result of higher sales volume. Total operating expenses for the three months ended June 30, 1995 increased 21% to $132.6 million from $109.2 million in the second quarter of the prior year.

     As a result of the above factors, operating loss for the six months ended June 30, 1995 was $147.0 million compared to $103.0 million of operating profit in the first six months of 1994. Operating profit for the three months ended June 30, 1995 of $36.9 million was 33% lower than the $55.3 million operating profit earned in the second quarter of 1994.

     Interest expense for the six months ended June 30, 1995 decreased 5% to $34.6 million compared to $36.6 million in the second quarter of 1994. Interest expense for the three months ended June 30, 1995 decreased 6% to $17.2 million compared to $18.3 million in the second quarter of 1994. These decreases were principally due to the impact of the Company's deleveraging efforts.

     Other expense for the first six months of 1995 principally reflects investment banking and legal fees incurred in connection with the Acquisition.

     The decrease in income tax expense in the first six and three months of 1995 as compared to the same periods in 1994 is due to the impact of the loss incurred in 1995. Additionally, the Company has not fully recognized its potential tax benefits related to its 1995 loss due primarily to uncertainty of the Company's ability to realize such benefits as a subsidiary of Cadbury.

     In connection with the repayment of the Company's credit agreement (the "Credit Agreement"), an extraordinary charge of $15.5 million was recorded in the first six months of 1995. The extraordinary charge reflects a write-off of the unamortized balance of deferred debt issuance costs related to the Credit Agreement. (See Note 3.)

     In connection with the retirement of a portion of the Company's 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes"), an extraordinary charge of $8.1 million was recorded in the first six months of 1994, net of a $4.4 million tax effect. The extraordinary charge reflects a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.

     As a result of the above factors, the Company incurred $203.8 million of net loss in the first six months of 1995 compared to $33.4 million of net income earned in the same period in 1994. For the three months ended June 30, 1995, the Company earned $20.1 million of net income compared to $23.8 million of net income earned in the second quarter of 1994.


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

     The Company's former obligations under the Credit Agreement bore interest at floating rates making the Company sensitive to changes in prevailing interest rates. Accordingly, in order to minimize the effect of significant changes in prevailing interest rates, and as permitted by the Credit Agreement, the Company has from time to time entered into interest rate swap and interest rate cap agreements. At June 30, 1995, the Company was a counterparty to a swap expiring December 1, 1995, based on six-month LIBOR with a notional amount of $150 million. Interest rate cap agreements, based on six-month LIBOR capped at 6% with a total notional amount of $250 million, cover all or a portion of the period from February 1, 1995 through February 1, 1996.

Premiums for these agreements accrue to interest expense over the life of each agreement. Any interest rate differentials to be received or paid are recognized as adjustments to interest expense. The net effect on interest expense from interest rate instruments was insignificant for the six months ended June 30, 1995 and 1994. Market risk relating to financial instruments is evaluated periodically based on quotes from financial institutions.

     The Company had working capital deficits of $98.2 million at June 30, 1995 and $57.5 million at December 31, 1994. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at June 30, 1995 increased versus the deficit at December 31, 1994 due to the net decrease in working capital components as a result of the timing of cash receipts and disbursements and the seasonal nature of the business. The Company does not believe that such deficits will have a material adverse effect on its liquidity or operations.

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

     As a result of the Acquisition and the consummation of the Merger, Cadbury owns 100% of the outstanding Common Stock of the Company and controls the operations of the Company. The Company is thus able to access the resources of Cadbury in addition to cash provided by operations to fund its cash requirements. The outstanding balance of the Credit Agreement was repaid with cash provided by Cadbury and the Credit Agreement was terminated, effective as of March 6, 1995.


ITEM 1.   LEGAL PROCEEDINGS

          See Note 5 to Consolidated Condensed Financial Statements which is hereby incorporated by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27 - Financial Data Schedule.

          (b)  Reports on Form 8-K
               A report on Form 8-K was filed by the Company on June 5, 1995 regarding the Company's change in Certifying Accountants from KPMG Peat Marwick to Arthur Andersen LLP.

                       DR PEPPER/SEVEN-UP COMPANIES, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       DR PEPPER/SEVEN-UP COMPANIES, INC.



Date:  August _____, 1995




                              /s/      NELSON A. BANGS
                              -------------------------------
                                        Nelson A. Bangs
                         Vice President, Secretary & General Counsel