Form 10-Q
period 1995-09-30
DR PEPPER SEVEN UP COMPANIES INC /DE/
filed 1995-11-13
CIK 836400

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                          _______________________

                                 FORM 10-Q
(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

The number of shares of each class of the Registrant's common stock outstanding as of September 30, 1995 was as follows: 61,810,703 shares of Common Stock.

                    DR PEPPER/SEVEN-UP COMPAN IES,  INC.
                                   INDEX




                       PART I-FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.  Financial Statements


           Consolidated  Condensed Balance Sheets

                 September 30, 1995 and December 31, 1994                    3


           Consolidated Condensed Statements of Operations

                 Three and nine months ended September 30, 1995 and 1994     4


           Consolidated Condensed Statement of Stockholders' Deficit


                 Nine months ended September 30, 1995                        5


           Consolidated Condensed Statements of Cash Flows

                 Nine months ended September 30, 1995 and 1994               6

           Notes to Consolidated Condensed Financial Statements              7



Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         14



                          PART II-OTHER INFORMATION


Item 1.  Legal Proceedings                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   16


            DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                         1995            1994
                                                    -------------    ------------
                                                     (UNAUDITED)
                    ASSETS
---------------------------------------------------
Current assets:
   Accounts receivable, less allowance for
    doubtful accounts of $1,956 in 1995 and
    $1,668 in 1994                                    $  90,735           80,995
   Inventories                                           16,960           16,648
   Prepaid advertising and other current assets           4,689           22,892
   Deferred income taxes                                  8,198           23,532
                                                      ---------         --------
     Total current assets                               120,582          144,067
                                                      ---------         --------
Property, plant and equipment, net                       18,244           18,607

Intangible assets                                       538,317          538,317
Less accumulated amortization                           134,365          124,538
                                                      ---------         --------
     Total intangible assets, net                       403,952          413,779
                                                      ---------         --------
Other assets, net                                        13,843           32,265
                                                      ---------         --------
     Total assets                                    $  556,621          608,718
                                                     ==========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------
Current liabilities:
   Accounts payable                                  $   30,398           19,999
   Accrued expenses                                     102,948           81,454
   Current portion of long-term debt                         67          100,067
   Due to Cadbury                                        36,663                -
                                                      ---------         --------
      Total current liabilities                         170,076          201,520
                                                      ---------         --------
Long-term debt, less current portion                    273,422          693,159
Due to Cadbury                                          400,000                -
Deferred credits and other                                9,720           15,178
Deferred income taxes                                    26,433           42,971
Stockholders' deficit:
   Common Stock, $.01 par value,  61,810,703 shares
      in 1995 and 61,771,287 shares in 1994 issued          617              617
   Additional paid-in capital                           606,033          416,203
   Accumulated deficit                                 (929,858)        (761,153)
   Foreign currency translation adjustment                  178              223
                                                      ---------         --------
     Total stockholders' deficit                       (323,030)        (344,110)
                                                      ---------         --------
     Total liabilities and stockholders' deficit     $  556,621          608,718
                                                     ==========         ========

See accompanying notes to consolidated condensed financial statements.

        DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           UNAUDITED
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS           NINE MONTHS
                                    -------------------   --------------------
                                      1995       1994        1995       1994
                                    --------   --------   ---------   --------
Net sales                           $208,678   $201,928   $ 611,736   $585,058
Cost of sales                         34,838     34,122     104,316     98,755
                                    --------   --------   ---------   --------
          Gross profit               173,840    167,806     507,420    486,303
                                    --------   --------   ---------   --------

Operating expenses:
  Marketing                          104,743    103,819     444,040    296,489
  General and administrative           9,407      7,871     144,154     24,187
  Amortization of intangible assets    3,276      3,277       9,828      9,828
                                    --------   --------   ---------   --------
    Total operating expenses         117,426    114,967     598,022    330,504
                                    --------   --------   ---------   --------

    Operating profit (loss)           56,414     52,839     (90,602)   155,799

Other income (expense):
  Interest expense                   (18,431)   (18,550)    (53,074)   (55,160)
  Other, net                            (116)      (273)    (10,165)    (1,080)
                                    --------   --------   ---------   --------

    Income (loss) before income
      taxes and extraordinary item    37,867     34,016    (153,841)    99,559

Income tax expense (benefit)           2,737     12,040        (601)    36,073
                                    --------   --------   ---------   --------

    Income (loss) before
      extraordinary item              35,130     21,976    (153,240)    63,486

Extraordinary item - extinguishments
  of debt less applicable income
  taxes of $0 and $5,030,
  respectively                           -        1,229      15,465      9,341
                                    --------   --------   ---------   --------
    Net income (loss)               $ 35,130   $ 20,747   $(168,705)  $ 54,145
                                    ========   ========   =========   ========

Income (loss) per common share
  and share equivalents:
      Income (loss) before
        extraordinary item          $   0.51   $   0.30   $   (2.22)  $   0.92
      Extraordinary item                -         (0.02)       (.23)     (0.14)
                                    --------   --------   ---------   --------
      Net income (loss)             $   0.51   $   0.28   $   (2.45)  $   0.78
                                    ========   ========   =========   ========

Weighted average shares and
  share equivalents outstanding       68,924     66,913      68,924     66,949
                                    ========   ========   =========   ========

See accompanying notes to consolidated condensed financial statements.

         DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                            UNAUDITED
                          (IN THOUSANDS)

                                                                                  FOREIGN      TOTAL
                                   NUMBER            ADDITIONAL                  CURRENCY      STOCK-
                                     OF      COMMON    PAID-IN    ACCUMULATED   TRANSLATION    HOLDERS'
                                   SHARES    STOCK     CAPITAL      DEFICIT      ADJUSTMENT    DEFICIT
                                   ------    ------  ----------   -----------   -----------   ---------
Balance at December 31, 1994       61,765     $617     $416,203     $(761,153)       $223     $(344,110)

Capital Contribution from Cadbury       -        -      190,526             -           -       190,526

Exercise of employee stock
  options, including tax benefits      39        -          567             -           -           567

Net loss                                -        -            -      (168,705)          -      (168,705)

Other                                   -        -       (1,263)            -         (45)       (1,308)
                                   ------     ----     --------     ---------        ----     ---------
Balance at September 30, 1995      61,804     $617     $606,033     $(929,858)       $178     $(323,030)
                                   ======     ====     ========     =========        ====     =========

See accompanying notes to consolidated condensed financial statements.

         DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                               UNAUDITED
                             (IN THOUSANDS)

                                                     1995         1994
                                                  ---------    ---------
Cash flows from operating activities:
   Net income (loss)                              $(168,705)      54,145
   Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
      Depreciation and amortization of
        intangibles, debt discounts and
        deferred debt issuance costs                 34,858       40,820
      Deferred income taxes                          (1,204)      17,416
      Debt restructuring charge                      15,465        1,603
      Changes in assets and liabilities:
        Accounts receivable                          (9,740)     (13,156)
        Inventories                                    (312)      (2,469)
        Prepaid advertising and other assets         20,013       (5,100)
        Accounts payable and accrued expenses        26,772      (17,868)
        Other                                        (6,117)       7,750
                                                  ---------    ---------
           Net cash provided by (used in)
             operating activities                   (88,970)      83,141
                                                  ---------    ---------
Cash flows from investing activities:
     Capital expenditures                            (2,098)      (1,591)
     Other                                             (400)        (697)
                                                  ---------    ---------
           Net cash used in investing activities     (2,498)      (2,288)
                                                  ---------    ---------
Cash flows from financing activities:
     Capital Contribution from Cadbury for
       stock option payout                          190,526         -
     Proceeds of borrowings from Cadbury            560,500         -
     Payments on borrowings from Cadbury           (123,837)        -
     Proceeds from long-term debt                    75,845      207,000
     Payments on long-term debt                    (616,889)    (276,335)
     Retirement of subordinated debt                    -        (13,902)
     Increase  in cash overdraft                      5,121          139
     Other                                              202        2,245
                                                  ---------    ---------
           Net cash provided by (used in)
             financing activities                    91,468      (80,853)
                                                  ---------    ---------
Net increase in cash and cash equivalents               -           -
Cash and cash equivalents at beginning of
  period                                                -           -
                                                  ---------    ---------
Cash and cash equivalents at end of period        $     -           -
                                                  =========    =========

See accompanying notes to consolidated condensed financial statements.

     DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          UNAUDITED
                     SEPTEMBER 30, 1995


1.  GENERAL

    The accompanying consolidated condensed balance sheet as of September 30, 1995, the consolidated condensed statements of operations for the three and nine months ended September 30, 1995 and 1994, the consolidated condensed statement of stockholders' deficit for the nine months ended September 30, 1995 and the consolidated condensed statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited but include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements. They should be read in conjunction with the consolidated financial statements of Dr Pepper/Seven-Up Companies, Inc. and subsidiaries for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-K.

    As a consequence of the acquisition of the Company by Cadbury (see Note 2 below), the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the full fiscal year. Included in expenses are certain non-recurring items consequent to the acquisition.

    As hereinafter used, unless the context requires otherwise, the "Company" means Dr Pepper/Seven-Up Companies, Inc. together with its direct and indirect subsidiaries, and the "Holding Company" means Dr Pepper/Seven-Up Companies, Inc. Dr Pepper/Seven-Up Corporation ("DP/7UP") is a direct operating subsidiary of the Holding Company.

    Income (loss) per common share and share equivalents is based on the income (loss) applicable to the fully diluted weighted average number of shares of the Company's common stock, par value $.01 per share ("Common Stock"), outstanding of approximately
    68,924,000 and 66,913,000 shares for the three months ended September 30, 1995 and 1994, respectively, and 68,924,000 and 66,949,000 shares for the nine months ended September 30, 1995 and 1994, respectively.
    Shares issuable upon exercise of stock options and warrants are excluded from the 1995 calculation because they are antidilutive. For 1994, the weighted average number of shares of Common Stock outstanding assumes the exercise of dilutive stock options. Income (loss) per common share and share equivalents is the same for primary and fully diluted per share amounts.

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

    Pursuant to the terms of the Merger Agreement, each outstanding option to purchase shares of the Holding Company's Common Stock granted under the Company's various stock option plans, whether or not exercisable, was canceled. Each holder of canceled options received an amount in cash equal to the product of (1) the number of shares previously subject to such option and
    (2)  the  excess  of $33 per share over  the  applicable
    exercise price. In connection therewith, Cadbury made a capital contribution of $190.5 million to the Company, representing the total cash payments made to all option holders.

    The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by reference to the copy of the Merger Agreement filed as
    Exhibit 2.1 to the Company's 1994 Form 10-K, which is incorporated herein by reference in its entirety.

3.  LONG-TERM DEBT/RELATED PARTY TRANSACTIONS

    In connection with the Acquisition, the Company borrowed $500.0 million from Cadbury (reduced to $400.0 million on May 19, 1995) which has been classified as a long-term payable in the accompanying consolidated balance sheet. These borrowings bear interest at 9.5%. The Company also received a working capital loan from Cadbury. The balance of that loan was $36.7 million at September 30, 1995 and is included in current liabilities in the accompanying consolidated balance sheet.

    The Company used the proceeds from Cadbury to repay its outstanding borrowings under the Credit Agreement. In connection therewith, the Company recorded a $15.5 million extraordinary charge reflecting write-off of the unamortized balance of deferred debt issuance costs related to the Credit Agreement.

4.  INVENTORIES

    Inventories consisted of the following at September 30, 1995 and December 31, 1994 (in thousands):

                                       1995        1994
                                    ---------    -------
        Finished products           $   6,121      6,449
        Raw materials and supplies     10,839     10,199
                                    ---------    -------
             Total inventories      $  16,960     16,648
                                    =========    =======

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

         (c) SHAREHOLDER LITIGATION

         On October 26, 1994, a complaint styled KING V. DR PEPPER/SEVEN-UP COMPANIES, ET AL. ("King"), was filed in the U.S. District Court for the Northern District of Texas, Dallas Division, alleging that the defendants violated Section 10(b) and Rule 10b-5 under the Exchange Act by failing to reveal the true status of merger discussions between the Company and Cadbury. The complaint alleges that the defendants knowingly or recklessly engaged in a plan to depress the market price of the Company's securities by misstating and concealing material information concerning the true status of merger discussions with Cadbury. In addition, the complaint alleges that John Albers, formerly President and Chief Executive Officer of the
         Company, violated Section 20(a) of the Exchange Act by failing to disseminate truthful information with respect to the Company's business. Relief requested includes unspecified damages and expenses (including attorneys' fees). As a result of defendants' motion to dismiss based on the plaintiff's failure to plead fraud with specificity and failure to state a claim for securities fraud, on January 24, 1995, the judge in the suit issued an Order to File Amended Complaint to the plaintiff, which gave the plaintiff 20 days in which to amend her complaint to cure the deficiencies noted in the order. Subsequently, Plaintiff amended the complaint to cure the Court's concerns. After conducting discovery on the merits, Plaintiff filed a motion for summary judgment. Defendants filed a cross motion for summary judgment and a response to Plaintiff's motion. By order dated June 28, 1995, the Court ordered the parties to mediation to determine whether the case could be settled.

         At mediation, the parties reached a tentative settlement agreement, which is memorialized in Stipulation of Settlement, dated September 14, 1995 (the "Stipulation"). The Stipulation provides for a settlement of the King litigation and includes the following general terms: (i) the certification of the King litigation as a class action under Federal Rule of Civil Procedure 23, which class will consist of persons who sold the Company's common stock or call options to acquire the Company's stock (as defined in the Stipulation) during the period on and between September 30, 1994 and October 25, 1994; (ii) the release of all claims, rights, causes of action, suits, matters, and issues, whether known or unknown, that could have been or in the future might be asserted in the King litigation or any court or proceeding, by any member of the proposed settlement class against Defendants and their respective past or present directors, officers, employees, partners, members, principals, agents, underwriters, issuers, co-insurers, reinsurers, controlling shareholders, attorneys, accountants, auditors, investment bankers, advisors, personal representatives, predecessors, successors, parents, subsidiaries, divisions, assigns, spouses, heirs, executors, administrators, associates (as defined in SEC Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934), related or affiliated entities, any members of their immediate families, or any trust of which any defendant is the settlor or which is for the benefit of any defendant and/or member(s) of his family arising out of, relating to, or in connection with (1) a potential transaction involving the acquisition of the Company or transactions or events arising out of the acquisition of the Company; (2) transactions or events described in any of the complaints filed in the King litigation; (3) disclosures (including any failure to make disclosures) relating to a potential acquisition of the Company or disclosures (including any failure to make disclosures) described in any of the complaints filed in the King litigation; or (4) the sale of the Company common stock or call options (as defined in the Stipulation) during the proposed class period;
         (iii) Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breaches of duty to Plaintiff or any members of the proposed class; and (iv) Defendants are entering into the Stipulation solely because the proposed settlement would eliminate the burden and expense of further litigation, which they believe to be in the best interest of the Company and all of its stockholders. In addition, Defendants have deposited $4,200,000 into an interest-bearing escrow
         account     (the  "Settlement  Fund").   If     the
         settlement is approved by the Court, the Settlement Fund will be used to pay, among other things, Plaintiff's attorneys' fees and claims submitted by settlement class members. The parties have requested that the Court grant preliminary approval of the proposed settlement and set a hearing to consider final approval of the settlement.

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

         Pursuant to the terms of the Memorandum of Understanding, the parties entered into a
         Stipulation of Compromise and Settlement, which was filed with the Court on August 28, 1995. The Court has set a settlement hearing for November 29, 1995, to determine whether, among other things, the terms of the proposed settlement are fair, reasonable, adequate, and in the best interests of the proposed class, to determine whether the consolidated action should be certified as a class action, and to hear and determine any objections to the proposed settlement. The Company believes that the resolution of this litigation will not have a material adverse effect on its operating results or financial condition.

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

         The lawsuit was dismissed without prejudice pursuant to an Agreed Order Granting Joint Motion for Non-Suit on May 18, 1992. Subsequent to filing the lawsuit, Steiner sold the property and the claim in litigation to a third party, who in turn later sold the property and the claim to another party, who became a debtor in a bankruptcy proceeding. The trustee in bankruptcy sold the claim in the lawsuit to Canco Properties ("Canco"), San Antonio, Texas, who refiled the lawsuit on January 29, 1993. By letter dated September 21, 1993, Canco claimed that additional discovery and investigation resulted in an increase in estimated damages, and now estimates their damages to be over $31.5 million, with punitive damages in excess of $50.0 million in the aggregate. On May 4, 1994, Canco amended its petition to add claims for negligent misrepresentation and fraud based upon the Company's alleged failure to disclose the existence of water leaks in the building at the time the building was sold to Steiner in August 1985. On February 17, 1995, Canco again amended its petition, dismissing its claims that the Company breached an alleged oral agreement to become a tenant in a new building to be constructed by Canco, but adding claims that the Company breached the original 1985 sale agreement by failing to disclose the presence of asbestos on the property. Canco's amended petition seeks unspecified monetary damages and rescission of the original transaction. By letter dated March 6, 1995, Canco now claims their monetary damages to be approximately $35.0 million (excluding interest). The court granted the Company's motion for summary judgment on August 23, 1995. It is unclear at this time whether Canco will appeal. The Company believes that this lawsuit is without merit and is vigorously contesting the same. The Company further believes that the resolution of this litigation will not have a material adverse effect on its operating results or financial condition.

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

     DR PEPPER/SEVEN-UP COMPANIES, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     SEPTEMBER 30, 1995

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995
                         COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
                         1994 AND THREE MONTHS ENDED SEPTEMBER 30,
                         1995 COMPARED TO THREE MONTHS ENDED
                         SEPTEMBER 30, 1994

     Net sales for the nine months ended September 30, 1995 increased 5% to $611.7 million compared to $585.1 million for the nine months ended September 30, 1994. Net sales for the three months ended September 30, 1995 increased 3% to $208.7 million compared to $201.9 million in the third quarter of 1994. The increases were primarily the result of increased sales volume for DR PEPPER brands over the comparable periods in 1994, as well as selected price increases.

     Cost of sales for the nine months ended September 30, 1995 increased 6% to $104.3 million compared to $98.8 million in the first nine months of 1994. Cost of sales for the three months ended September 30, 1995 increased 2% to $34.8 million compared to $34.1 million in the third quarter of 1994. Gross profit as a percentage of net sales for the nine months ended September 30, 1995 decreased from 83.1% in 1994 to 82.9% in 1995. These relationships primarily reflect product mix.

      Total operating expenses, which include marketing expense, general and administrative expense and amortization of intangible assets, increased 81% to $598.0 million in the first nine months of 1995 compared to $330.5 million in the same period of the prior year. These increases were primarily due to transactions recorded as a result of the increase by Cadbury of its ownership position of the Company's Common Stock on March 2, 1995 (See Note 2). The significantly higher expenses (for both marketing and general and administrative categories) principally relate to compensation expense pertaining to the redemption of employee stock options, restricted shares, and severance costs incurred as a result of the Acquisition. There also was an increased provision of marketing expenses as a result of higher sales volume. Total operating expenses for the three months ended September 30, 1995 increased 2% to $117.4 million from $115.0 million in the third quarter of the prior year.

    As a result of the above factors, operating loss for the nine months ended September 30, 1995 was $90.6 million compared to $155.8 million of operating profit in the first nine months of 1994. Operating profit for the three months ended September 30, 1995 of $56.4 million was 7% higher than the $52.8 million operating profit earned in the third quarter of 1994.

    Interest expense for the nine months ended September 30, 1995 decreased 4% to $53.1 million compared to $55.2 million in the third quarter of 1994. Interest expense for the three months ended September 30, 1995 decreased 1% to $18.4 million compared to $18.6 million in the third quarter of 1994.

     Other  expense  for  the  first  nine  months  of  1995
principally reflects investment banking and legal fees incurred in connection with the Acquisition.

     The decrease in income tax expense in the nine months and three months ending September 30, 1995 as compared to the same periods in 1994 is due to the impact of the loss incurred in 1995. Additionally, the Company has not fully recognized its potential tax benefits related to its 1995 loss due primarily to uncertainty of the Company's ability to realize such benefits as a subsidiary of Cadbury.

    In connection with the repayment of the Company's credit agreement (the "Credit Agreement"), an extraordinary charge of $15.5 million was recorded in the first nine months of 1995. The extraordinary charge reflects a write-off of the unamortized balance of deferred debt issuance costs related to the Credit Agreement. (See Note 3.)

     In connection with the retirement of a portion of the Company's 11 1/2% Senior Subordinated Discount Notes due 2002 (the "Discount Notes"), an extraordinary charge of $9.3 million was recorded in the first nine months of 1994, net of a $5.0 million tax effect. The extraordinary charge reflects a write-off of a portion of the unamortized balance of deferred debt issuance costs as well as the premium paid in excess of the accreted value.

     As a result of the above factors, the Company incurred $168.7 million of net loss in the first nine months of 1995 compared to $54.1 million of net income earned in the same period in 1994. For the three months ended September 30, 1995, the Company earned $35.1 million of net income compared to $20.7 million of net income earned in the third quarter of 1994.


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

    Due to the former Credit Agreement, the Company has from time to time entered into interest rate swap and interest rate cap agreements. At September 30, 1995, the Company was a counterparty to a swap expiring December 1, 1995, based on six-month LIBOR with a notional amount of $150 million. Interest rate cap agreements, based on six-month LIBOR capped at 6% with a total notional amount of $250 million, cover all or a portion of the period from February 1, 1995 through February 1, 1996. Premiums for these agreements accrue to interest expense over the life of each agreement. Any interest rate differentials to be received or paid are recognized as adjustments to interest expense. The net effect on interest expense from interest rate instruments was insignificant for the nine months ended September 30, 1995 and 1994. Market risk relating to financial instruments is evaluated periodically based on quotes from financial institutions.

      The Company had working capital deficits of $49.5 million at September 30, 1995 and $57.5 million at December 31, 1994. The Company generally operates with a working capital deficit due to its low inventory investment and because it has a significant amount of accrued marketing expenses in current liabilities. The deficit at September 30, 1995 was improved from the December 31, 1994 deficit by the net increase in working capital components as a result of the timing of cash receipts and disbursements and the seasonal nature of the business. The Company does not believe that such deficits will have a material adverse effect on its liquidity or operations.

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

             DR PEPPER/SEVEN-UP COMPANIES, INC.


Date:  November 13, 1995




                               /s/      NELSON A. BANGS
                               -----------------------------
                                        Nelson A. Bangs
                                  Vice President, Secretary
                                      & General Counsel